Form 10-K
period 2012-12-31
Nu-Med Plus, Inc.
filed 2013-03-28
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2012

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-54808

NU-MED PLUS, INC.

(Exact name of registrant as specified in charter)

Utah                                                                                            45-3672530

State or other jurisdiction of                                                                (I.R.S. Employer I.D. No.)

                       incorporation or organization

455 East 500 South, Suite 205, Salt Lake City, Utah

       84111

 (Address of principal executive offices)

  (Zip Code)

Issuer's telephone number, including area code: (801) 746-3570

Securities registered pursuant to section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered

        None                                             N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

                             (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes [  ]

No   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act

Yes [  ]

No   [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]

No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T

(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                           Yes [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

        Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The Registrant’s shares do not trade on any market or exchange.

As of March 20, 2013, the Registrant had 26,804,012 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

PART I

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as “forward-looking statements.”

Corporate History

NU-MED PLUS, INC., a Utah corporation (“NU-MED” or the “Company”) was incorporated in October 2011 in the state of Utah as an early stage, emerging growth company, to develop, manufacture and market new technologies in the medical device field.  NU-MED’s immediate focus is on the creation of a Nitric Oxide powder formulation along with a bedside Nitric Oxide generator and a mobile rechargeable device to deliver Nitric Oxide gas. NU-MED is headquartered in Salt Lake City, Utah.

EMERGING GROWTH COMPANY STATUS

As part of the Jumpstart Our Business Startups Act of 2012 (“JOBS ACT”), companies with less than one billion in gross revenue can qualify as an “emerging growth company.” We will qualify as an emerging growth company as defined in the JOBS Act, and, as such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (ii) reduced disclosure obligations regarding executive compensation in our periodic and annual reports, (iii) not being required to comply with certain new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, and (iv) not being required to obtain stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of the reduced disclosure obligations.  Additionally, we will qualify as a “Smaller Reporting Company” and also have the advantage of not being required to provide the same level of disclosure as larger companies.  Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed one billion dollars, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common units that are held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.   At this time we expect to remain both a “Smaller Reporting Company” and “Emerging Growth Company” for the foreseeable future.

Business

The mission of NU-MED is to design, develop, and market technologies in the medical device field. Our technologies will focus on market niches in high growth trend areas.  We hope each developed technology will fill a current need in medical procedures by improving upon an existing technology or device, or by designing a device to serve a need that is clearly defined and acknowledged by medical professionals.

NU-MED intends to become a medical device company principally engaged in the design, innovation, development, enhancement and commercialization of beginning, early, and selective later-stage quality medical devices. Our immediate focus is on the creation of a Nitric Oxide powder formulation, a hospital bedside Nitric Oxide (“NO”) generator and a mobile rechargeable device to deliver Nitric Oxide gas to offer solutions to hospitals, health systems and the medical community throughout the world.

Prior to the founding of NU-MED PLUS, our core team Jeff Robins, William Moon,  and Dr. Craig Morrison investigated researched and worked on initial formulations of a conceptual product to convert Nitric Oxide from a proprietary formulation to a gas used to in the medical field. Based on our team’s backgrounds in the field of mechanical engineering, chemistry and medicine it was determined a potential niche market existed and the conceptual proprietary product could possibly be created.  From this initial research and some initial testing, our team believed we could create a mechanical device that could deliver Nitric Oxide to medical patients and use a new formulation of Nitric Oxide that, when combined with the new delivery device, could be accomplished in a more economical method than those currently in existence.  Recognizing the experimental nature of the intended product and the time and money commitments to get such a product to market, the team spent almost a year working on various initial equipment and formulizations before determining they could not proceed further without some additional capital.  From this realization of the need for capital, NU-MED PLUS was incorporated and an initial private placement was completed to raise some capital to create a small lab and purchase equipment, including chemicals to start working on testing the theories of the founding team. Even with almost a year of working on the proposed product and formulation, NU-MED recognizes the difficulty in developing a medical product and that other companies could expend far more resources on a similar solution and beat NU-MED to the market.  Investors in NU-MED face tremendous risk and would be betting on current management and its development staff which have not had prior success in developing and marketing medical products.  Although management believes they are developing a unique and economical solution for Nitric Oxide delivery, management acknowledges they have not developed medical products before and all of their prior development work has been for other companies and this will be the first time management and their team have tried to do so without the support of a large organization and such organizations funding capabilities.  Additionally, because of the lack of funding, several of the team members, including our the person assisting in helping to formulate a powder Nitric Oxide, Tom Tait, are acting as consultants to NU-MED as they continue to work for other organizations that have the ability to pay them a salary.  NU-MED has verified that all consultants, such as Tom Tait, are permitted to work on NU-MED’s project without violating other employment commitments.  Even with the ability to work on NU-MED’s project, NU-MED’s management team and consultants are not full time as they devote part of the time to other projects that have the ability to continue to pay salaries.

The core of the product embodiment is the kinetically controlled release of nitric oxide from a chemical reaction. The mechanical means to deliver a metered dose to a patient is of secondary concern and will be addressed once the nitric oxide generation has been optimized. A research laboratory, completed in July 2012, has been equipped with the appropriate safety measures (negative pressure fume hood), nitric oxide analyzer, and standard lab ware to assess chemical reactions that produce nitric oxide. The initial goal is developing a kinetic control and be able to complete testing to optimize the process. Initial efforts are focusing on a proprietary mixture that will show the requisite parameters for generating nitric oxide in a controlled manner.  Once this stage of development is complete, we will move forward with additional development of the delivery system. The optimization may take an unknown direction that will necessitate changes in the anticipated design of the mechanical delivery apparatus.  Additionally, unforeseen delays, such as obtaining needed chemicals, which we experienced in September and October of 2012, can hamper development timelines.  Management believes it will take some time before a product will be finalized and testing completed.  Until a final product is completed and testing done, no assurance can be given we will be able to complete the product or achieve the costs savings for the patient.

Products

NU-MED PLUS will initially develop three distinct products. NU-MED products have not been fully developed therefore we have not made any submission for FDA approval under any medical use.

1.

Nitric Oxide powder formulation that is 99% pure- one year shelf life.

      2. A “desktop” or “bedside” generator device with controls and safety monitors built in that delivers inhaled Nitric Oxide to replace expensive pressurized canisters.  This delivery system is intended for hospital, clinic or physician’s office use. The goal is to have a system that delivers a metered therapeutic dose (up to 200ppm) of nitric oxide via cannula or respirator mask. Unlike current delivery systems that use expensive tanks of nitric oxide this product would use a self-contained generation system based on a chemical reaction. This approach not only allows an on-demand system but management hopes possible cost savings to patients requiring Nitric Oxide therapy and other possible diagnosis using very high purity nitric oxide gas. Safe guards such as concentration monitoring, flow and gas purity would be standard.

      3. A compact, mobile/portable rechargeable device to deliver inhaled Nitric Oxide gas.  The portable system necessitates a design which can be deployed where a reliable source of power is not available or difficult to access. The key feature will be a rechargeable battery packs that will power the unit for the full duration of a therapeutic session. It can be recharged using existing electricity supplies, a solar array or other alternative energy source. The unit will be designed as a low power but still fully functional nitric oxide delivery system for inhalation therapy. It would be virtually identical in function to the bedside version described above.

Nitric Oxide is an extremely important bio-mediator in the human body that is produced from the amino acid l-arginine. Nitric Oxide has anti-inflammatory properties, antibacterial, antiviral and antifungal properties which make it useful in certain medical treatments. At the present time inhaled Nitric Oxide (iNO) is used as a selective vaso-dilator in infants. The only use of Nitric Oxide that has been approved by the FDA at this time is Hypoxia in premature infants and newborn babies. No other potential uses of Nitric Oxide have been cleared by the FDA. The heavy costs of delivering Nitric Oxide to patients have created limitations in the use of Nitric Oxide. As an additional motivation to reduce these costs, discoveries that have occurred since the first FDA approved use of nitric oxide in 1999 have led to new potential uses, which still need FDA approval, in a wide variety of diseases and health complications, including flu viruses, bacterial infections, tuberculosis, and much more. NU-MED hopes to take advantage of the expanding medical uses of Nitric Oxide and the current high costs of delivering Nitric Oxide by developing a new generated Nitric Oxide method that reduces the delivery costs.  Given NU-MED’s size, we do not anticipate being involved in any studies on new uses of Nitric Oxide and will rely on other parties to continue to advance the uses of Nitric Oxide.

The principal gas we aim to generate through our systems is medical grade nitric oxide, along with other various combinations of beneficial medical gases. Non-medical grade nitric oxide gas is produced and sold commercially by major gas companies as a specialty gas mixture and calibration gas.  Nitrogen dioxide is present in all nitric oxide gas currently produced.  Its presence limits the size of the dose of nitric oxide gas that can be administered for prospective uses in both humans and animals.

We hope to develop a proprietary compound formulation that will be utilized to produce medical grade nitric oxide gas in our bedside and rechargeable device generators.  Management believes that with the further refinement of our formulation, we can make or filter medical grade nitric oxide gas with minimal amounts of nitrogen dioxide, and that this process can produce medical grade nitric oxide gas in ample quantities for any current or prospective use and hopefully at a price less than that of all currently available technologies.  The only approved and available medical grade nitric oxide source is a product named Inomax. Since this is a single source market there is no price competition and price is set at a "market can bear" level. We believe, given this structure there is ample room for a competitive response from NU-MED using on site generated nitric oxide at a lower cost to penetrate the market. The cost of materials and labor for the NU-MED product is anticipated to be low providing attractive margins. Our product must have a known shelf life and be available in various configurations to yield known concentrations and volumes of gas.  Packaging is another critical developmental process that we will address after completion of our formulation.

We approximate that non-clinical laboratory sales could take place earlier than United States Food and Drug Administration (“FDA”) approval. Management anticipates that selling our units earlier into the market as laboratory equipment or to international groups will pave the way for sales of our medical generators and formulation, but any financial contributions from intellectual property licenses and sales, non-medical generator and formulation sales will not be adequate to fund the substantial costs of the FDA approval process for human medical uses.  Even with sales to laboratories or other uses, we will require additional funding, which we currently do not have in place and cannot say if we will be able to obtain.

All human medical uses of nitric oxide gas require FDA approval prior to initiating sales in the United States, and the approval of similar international agencies in their respective countries.  Approval can be a long and expensive process, with no assurance that any such approval can or will ever be obtained. Our products from the compound formulation for Nitric Oxide to our delivery machine will have to be approved by the FDA prior to any sales for human use.  Although the FDA can approve “uses” for Nitric Oxide and such uses can be expanded, our products, both our formulations and equipment, would also have to be approved to be used in association with the treatment using Nitric Oxide.  Accordingly, although the “uses” of Nitric Oxide such as its use for hypoxia in newborns is already approved by the FDA, we still would need to have our machine and compound approved by the FDA for such treatment.  Although having the “use” of Nitric Oxide would reduce our overall costs since we would not have to prove the efficacy of the treatment but only that our product and compounds are “substantially equivalent” to those already approved by the FDA.  Even this level of approval still requires time and costs and creates additional uncertainty as to our ability to bring a product to the marketplace.

Existing Clinical Applications of Inhaled Nitric Oxide and Potential Markets

Nitric Oxide can be safely inhaled when delivered by face mask, by nasal cannula, or via an endotracheal tube. An ideal inhaled NO delivery device requires delivery synchronized with respiration and minimal production of NO2 and should be simple to use with full monitoring capacity (high and low alarms and precise monitoring of NO, NO2, and O2).

Since the inception of the only FDA approved treatment of hypoxia in newborns with nitric oxide (INOMAX from Ikaria Holdings) approximately 394,000 patients have been treated worldwide over a ten-year period. The cost of a typical nitric oxide delivery system is approximately $30,000 each.  Market expansion in the US will occur based on FDA approvals for other medical uses of nitric oxide therapies.

Competition

Large companies with established brand names have a distinct advantage in the medical device arena. The costs of developing a product followed by the costs of testing and licensing favor larger well financed and establish companies.  It will be difficult for NU-MED to compete in this industry and we will have to focus on the niche products, if we hope to be able to compete. The number of companies that have a product or products involving NO and free radicals is quite large and difficult to determine precisely as this is not the main focus of these companies.

In addition to companies that may be working on similar solutions in the Nitric Oxide space but have not been public in any product offerings, NU-MED considers the following companies as direct competitors in the Nitric Oxide market space anticipated by Nu-Med Plus. This does not preclude that large pharmaceutical or medical supply companies will enter the critical care market with substantially similar products or systems.

Ikaria Holdings Inc. is the only company with an FDA approved nitric oxide (INOMAX) delivery system in commerce. The FDA approval is limited to persistent pulmonary hypertension in newborns (PPHN). Ikaria has submitted several other specific medical uses of nitric oxide to the FDA for approval. The system consists of a pressurized tank source of the nitric oxide and a delivery and monitoring system and is intended for non-portable hospital use.

GeNO LLC is a technology company focused on their GeNOsyl Nitrosyl system of nitric oxide generation and delivery. This is a unique patented system based on the conversion of nitrogen dioxide/dinitrogen tetroxide to pure nitric oxide. Several delivery platforms have been submitted for FDA approval – ambulatory (portable), tank delivery and a respirator system. Approval is pending.

GeNOsys Inc. is a technology startup that is developing an on-demand nitric oxide source. The product is described as being able to replace pressurized tank sources of nitric oxide. There are currently no FDA filings.

12th Man Technologies is a consortium of three companies that have combined their respective strengths to offer nitric oxide tank gas at significant cost savings along with appropriate delivery system hardware. FDA submissions under generic drug application and 510(k) are anticipated. They are currently taking pre-market availability orders.

Many of our competitors, either alone or with their strategic partners, may have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining approval for therapies or delivery hardware and achieving widespread market acceptance. We anticipate that we will face intense and increasing competition as new drugs and advanced technologies become available.

Employees

The Company currently has one employee and relies on its officers and consultants for most of its activities.

Description of Property

NU-MED’s corporate office is at 455 E 500 S, Suite 250, Salt Lake City, Utah 84111.  Our R&D facility is located at 1266 S 1380 W Orem, Utah 84058.   We pay rent of $1,000 per month for the corporate office and $388 for the R&D facility.  Our corporate offices are leased from a law firm which runs an “executive office” structure.  Until we expand our operations the executive office arrangement will provide us the flexibility to expand our corporate offices as needed without being committed to long term overhead or office space we currently do not need.  Our leases are on a month to month basis.  Management believes these facilities will serve our purposes for at least the next twelve months.

Regulations

Our proposed products would use nitric oxide gas for use in medical treatment.  Accordingly, our products will require prior FDA Class II approval, we have not submitted our products for approval and it is expected to take many years and may not be obtained even after expending substantial resources in such efforts. Various laws and regulations govern or influence the research and development, manufacturing, safety, labeling, storage, record keeping and marketing of our products.  The lengthy process of seeking these approvals, and the subsequent compliance with applicable laws and regulations require the expenditure of substantial resources. Any failure by us to obtain or maintain, or any delay in obtaining or maintaining, regulatory approvals could materially adversely affect our business.  Our policy will be to conduct our research and development activities in compliance with current FDA guidelines, and with comparable guidelines in other countries where we may be conducting clinical trials or other developmental activities.

The following is brief summary of applicable governmental regulations which we may be subject in our planned business operations related to the use of our products in the medical field.

Clinical testing, manufacturing and marketing of human pharmaceutical products require prior approval from the FDA and comparable agencies in foreign countries. The FDA has established mandatory procedures and safety and efficacy standards that apply to the testing, manufacture and marketing of such products in the United States.  In the United States, these procedures include pre-clinical studies, the filing of an Investigational New Drug Application ("IND") or equivalent, human clinical trials and approval of a New Drug Application ("NDA").  The results of pre-clinical testing, which include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations, must be submitted to the FDA as part of an IND that must be reviewed before clinical testing can begin.

The results of the preclinical and clinical testing are then submitted to the FDA in the form of an NDA for approval to commence commercial sales. The FDA may, in responding to an NDA, grant marketing approval, request additional information or deny the approval if it determines that the NDA does not provide an adequate basis for approval. Among the conditions for an NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with current Good Manufacturing Practices ("GMP"). In complying with GMP, we must continue to expend time, money and effort in the areas of production and quality control to ensure full compliance or engage the services of outside contractors who are well versed in compliance with these requirements. Following approval of the NDA, we are subject to periodic inspections by the FDA.  Any determination by the FDA of manufacturing deficiencies could materially adversely affect our business.

European countries generally follow the same procedures.  The European Union has established a unified filing system administered by the Committee for Proprietary Medicinal Products ("CPMP") designed to reduce the administrative burden of processing applications for pharmaceutical products derived from new technologies.  Following CPMP review and approval, marketing applications are submitted to member countries for final approval and pricing approval, as appropriate.  In addition to obtaining regulatory approval of products, it is generally necessary to obtain regulatory approval of the facility in which the product will be manufactured.  The approval process for medical devices in Europe is similar but is administered by private certification organizations known as Notified Bodies, which are accredited by each member state of the European Union.  The receipt of regulatory approvals often takes a number of years, involves the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.  On occasion, regulatory authorities may require larger or additional studies, leading to unanticipated delay or expense. There can be no assurance that any approval will be granted and, even if granted, such approval may be withdrawn if compliance with regulatory standards is not maintained.  In addition, the regulatory approval processes for products in the U.S., European countries and other countries around the world are undergoing or may undergo changes, and we cannot predict what effect any changes in the regulatory approval process may have on our business.

Clinical testing of an unapproved significant-risk medical device requires FDA approval in the form of an Investigational Device Exemption (IDE). The IDE application provides information to the FDA on device design and qualification, as well as on the study protocol. The FDA is mandated to respond to the IDE application within 30 days. An IDE may also be required for studies in which an approved device is used for a purpose distinct from its approved indication. This is typically the case when a trial is sponsored by a company for the purpose of expanding the indication of a device or making significant changes in the instructions for use.

Medical devices are regulated in the United States by the Center for Devices and Radiological Health (CDRH) of the FDA. The FDA/CDRH mandate is to promote and protect the public health by making safe and effective medical devices available in a timely manner. The standard for demonstrating safety and effectiveness is determined in part by the risk associated with the device in question. Devices are classified according to their perceived risk using a 3-tiered system (class I, II, or III).

Class I devices (lowest risk) are subject to general controls, which are published standards pertaining to labeling, manufacturing, post-market surveillance, and reporting. Devices are placed into class I when there is reasonable assurance that general controls alone are adequate to assure safety and effectiveness. The general controls that typically apply to class I devices include prohibitions against adulteration and misbranding, requirements for establishing registration and device listing, adverse event reporting, and good manufacturing practices. Furthermore, remedies including seizure, injunction, criminal prosecution, civil penalties, and recall authority are provided to FDA. Formal FDA review is not required for most class I devices before their market introduction.

Class II devices are those higher-risk devices for which general controls alone have been found to be insufficient to provide reasonable assurance of safety and effectiveness, but for which there is adequate information available to establish special controls. Special controls may include performance standards, design controls, and post-market surveillance programs. In addition, most class II devices require FDA clearance of a premarket notification application (PMA or 510(k)) before the device may be marketed. In the 510(k) application, the medical device manufacturer must provide data to demonstrate that the new device is “substantially equivalent” to a legally marketed device. Although substantial equivalence can usually be demonstrated on the basis of bench and animal testing alone, approximately 10% of 510(k) applications include clinical data.

Class III devices, such as heart valves, pacemakers/implantable cardioverter-defibrillators, and coronary stents, are judged to pose the highest potential risk. These devices are either life-sustaining/supporting, of substantial importance in preventing impairment of human health, or present a high risk of illness or injury. Consequently, general and special controls alone are inadequate to provide reasonable assurance of safety and effectiveness. Most class III devices require FDA approval of a PMA before they can be legally marketed. Approval of the PMA generally requires clinical data demonstrating reasonable assurance that the device is safe and effective in the target population.

The Human Device Exemption (HDE) is a new pathway to allow for commercialization of class III devices designed to address small markets, ie, diseases or conditions that affect fewer than 4000 patients in the United States each year. Approval of an HDE requires demonstration that the device is safe and the probable benefits outweigh the probable risks. Although the process may require smaller clinical trials, an HDE device must continue to operate under local IRB approval at each participating institution and must continue to collect case report forms akin to an ongoing clinical trial. The PMA process typically involves a series of studies starting with first clinical use and culminating in a multicenter, prospective randomized control trial (pivotal trial). The complexity and extent of the clinical testing program is dictated by the nature of the device and its proposed use. The clinical study program is developed by the company in conjunction with clinician investigators, all in close collaboration with FDA/CDRH.

The first and arguably most important step in this process is the pre-IDE meeting, in which the company, often accompanied by the lead clinical investigator(s), meets with FDA/CDRH to present data about the device, its clinical development program, and its intended use after approval. The FDA/CDRH staff reviews existing bench and animal data (as well as any outside-the-United States clinical data) and makes informal non-binding suggestions regarding the need (if any) for additional pre-clinical data (bench and animal), as well as the study design. The sponsor then submits an IDE application to FDA/CDRH for formal review.

Clinical development of a new class III device is typically divided into pilot and pivotal trial phases. The purpose of the pilot phase (starting with first clinical use) is to establish safety and to assist in design of the pivotal trial. Pilot-phase testing is typically limited to fewer than 100 patients treated at a few centers. The purpose of the pivotal trial is to generate data that define patient populations in which use of the device is safe and effective. The dialogue initiated during the pre-IDE meeting continues and intensifies between FDA/CDRH and the company over the specifics of the pivotal trial and includes the patient population, the control group against which the new device will be evaluated, and the primary and secondary end points of the evaluation. For first-in-class devices, eg, drug-eluting stents, where there are few data regarding short- or long-term outcomes, FDA/CDRH requires prospective randomized controlled studies. Though high profile, devices that require randomized data for approval are the exception rather than the rule. The vast majority of device clinical trials are case series that carefully document product performance. Still more products are approved as “tools.”

When FDA/CDRH has substantial data on the device class metrics, comparisons may be made to historical data or objective performance criteria. When few data on existing standards are available, the FDA typically requires randomized rather than single-arm studies, in which the new device is compared against concurrent controls treated with current best medical practice. The comparison may be powered to show that the new treatment is superior to prior approaches, or that it is non-inferior (equivalent or better) compared with a previously approved device in a new area.

The specifics regarding study design may have profound impact on the time and cost of bringing a new device to market. Though the primary mission of the FDA/CDRH is to ensure safety and effectiveness of commercially available devices, when exerting regulatory oversight the agency must balance its primary mission with the costs of introducing new technologies to the clinical marketplace. This has been codified by the FDA Modernization Act and the FDA Modernization Act-II, which require the agency to pursue the “least burdensome means” available to establish device safety and efficacy. The trial must be conducted according to good clinical practices standard, with the approval of the local IRB at each participating center.

Every clinical site is federally mandated to have an IRB responsible to ensure the protection of the rights, safety, and welfare of research subjects. Regulation of the IRB review of protocols involving medical devices is under the purview of the FDA. The Office of Protection from Research Risks (OPRR) is responsible for oversight regarding all human research and is in direct communication with the FDA/CDRH. Studies involving human subjects that do not involve products regulated by the FDA fall under the direct purview of the OPRR. Both the FDA and the OPRR are in the Department of Health and Human Services. Each IRB must meet standards for the composition, leadership, and processes set forth by that department. IRBs are subject to periodic audits by the FDA to ensure that records and procedures are in compliance with regulations. The IRB process typically requires approximately 3 months, but at times can take considerably longer.

The company must also negotiate agreements with each clinical site addressing the many issues associated with the clinical trial. In addition to the study costs/reimbursement (per-patient enrolled and overhead), these agreements typically include indemnification and the assignment of ownership rights of new discoveries (intellectual property) made in the course of the study. The resources required at each center to perform the high quality research necessary for a PMA protocol are formidable. Pivotal studies required for a PMA application are typically large multicenter randomized trials and often represent the largest commercial risk and expense in the device development process. In addition to obtaining an IDE from the FDA and formally recruiting clinical sites, includes engaging a contract research organization (CRO), core laboratories, formation of a data safety monitoring board (DSMB), and an executive committee.

Though there are many similarities in the regulatory process in the United States and countries within the European Union, there are important differences that impact the time and cost associated with the introduction of a new medical device. The European Union system relies heavily on notified bodies (NBs), which are independent commercial organizations to implement regulatory control over medical devices. NBs have the ability to issue the CE mark, the official marking required for certain medical devices. NBs are designated, monitored, and audited by the relevant member states via the national competent authorities. Many functions performed by the FDA/CDRH within the United States are performed by NBs, including medical device certification, device type designation, assessment and verification of quality systems, and review of design dossiers for high-risk devices. Currently, there are more than 50 active NBs within Europe. A company is free to choose any notified body designated to cover the particular class of device under review. After approval, post-market surveillance functions are the responsibility of the member state via the competent authority. NBs typically function in a closed manner, providing little visibility on criteria required for approval. This dynamic allows for a high degree of variation as well as competition among NBs. As a result, NBs are perceived by industry to be less bureaucratic organizations that can respond more quickly and efficiently than the FDA.

Criteria for approval of high-risk devices are different in the European Union. To receive approval to market a class III high-risk (and some class II) device in the United States, the manufacturer must demonstrate the device to be reasonably safe and effective, which typically requires a prospective, randomized controlled clinical trial. To receive approval to market a device in the European Union, the manufacturer must demonstrate that the device is safe and that it performs in a manner consistent with the manufacturer’s intended use. This difference has a profound impact on the size and scope of the clinical studies for regulatory approval.

The demonstration of safety and efficacy for a new medical device is a long, arduous, and expensive developmental path from early concept to introduction into clinical practice.

We will be subject to environmental and other rules related to the handling of Nitric Oxide.  We will be using very small testing quantities of Nitric Oxide and do not anticipate any material issues in relation to Nitric Oxide as it relates to environmental or other regulatory issues.

In addition to the foregoing, our present and future business may be subject to various laws and regulations relating to safe working conditions, clinical, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research, as well as national restrictions on technology transfer, and import, export and customs regulations and similar laws and regulations in foreign countries.

Concentration of Customers

Currently we do not have any customers and will not have any customers for some time until our product is through the development stage and testing stage.  This may take several years.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We have no patents or trademarks.  We also have no franchises, concessions, royalty agreements or labor contracts.

Research and Development Costs During the Last Two Fiscal Years

We were only formed in 2011 and have spent most of our time raising initial capital and setting up our organization and initial lab.

ITEM 1A.  RISK FACTORS

NU-MED’s operations are subject to a number of risks including:

Risk Factors Relating to NU-MED’ Proposed Activities

We currently do not have the capital to fund operations and are dependent on raising additional capital to stay in business.

NU-MED is still in the development stages and does not have an operating history in which to judge an investment decision.  Additionally, NU-MED is currently undercapitalized and relying on equity and debt investments to continue operations.  Although we have identified the product we want to develop and market, we are still in the design and development stage with the product.  Given we will be producing a medical device, it may take years of testing before we are able to start selling our product and we will need more capital infusions to get the product developed and to market.  Investors in NU-Med would be placing their money in a company with unproven and undeveloped products which are potentially years away from being able to sell and no support for the eventual commercial application or market for the product.  Given the uncertainties facing the company, investors should look to an investment in NU-MED as highly speculative and risky with a high probability of losing their entire investment.

We are still in the product development phase of our operations so the ultimate success of our products is unknown.

NU-MED is entering into a new business.  NU-MED has focused on the development of medical products which requires extensive capital investment and can be a very lengthy process subject to extensive regulatory approval.

The ultimate success of NU-MED and its products is very uncertain.  Investors will therefore be placing their money in an undercapitalized company with no proven operations.

Nitric Oxide is a regulated chemical and is subject to extensive environmental regulations related to its handling and disposal which may increase our costs and subject us to environmental regulations.

Although NU-MED operates as a research and development company at this time and we use only small quantities of Nitric Oxide, we are still subject to the environmental and other workplace rules related to the handling and disposal of Nitric Oxide.  These rules will require that we keep records of our handling and disposal of any Nitric Oxide.  Additionally, if we mishandle or do not dispose properly of the Nitric Oxide, we would be subject to fines and penalties.  At this time, we do not anticipate handling large quantities of Nitric Oxide and should not see substantial additional costs or contingencies from our use of Nitric Oxide.  However, as we expand our operations, the environmental and workplace rules related to the handling of Nitric Oxide could increase our overall costs.

We may incur significant costs complying with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.

Certain aspects of our business are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, distribution, storage, handling, treatment and disposal of materials. For example, high-pressure gas cylinders can be regarded as hazardous materials. Although we believe our safety procedures for handling and disposing of these materials and waste products comply with these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, manufacture, distribution, storage, handling, treatment or disposal of hazardous materials. In the event of contamination or injury, or failure to comply with environmental, occupational health and safety and export control laws and regulations, we could be held liable for any resulting damages and any such liability could exceed our assets and resources. We do not maintain insurance for any environmental liability or toxic tort claims that may be asserted against us.

We will need additional financing which will potentially dilute current investors and we may not be able to obtain such financing.

NU-MED intends to engage in product development that will require substantial capitalization as we attempt to develop or products.  Accordingly, NU-MED’ future success and profitability may be based on our ability to obtain additional financing on favorable terms.  Any additional financing may cause dilution to current investors and there can be no assurance that any additional financing will be on terms that are favorable to NU-MED and our shareholders.

We currently have a note payable that may be converted into shares of our common stock which could result in substantial dilution to current investors.

We have a note payable in the principal amount of $100,000 which may be converted into shares of our common stock at a to be determined conversion price.  If the note was converted into shares of our common stock, it is likely investors would suffer substantial dilution to their ownership percentage in NU-MED and to their overall value. Currently, there is no agreement as to the conversion ratio creating even more uncertainty to investors as to the ultimate number of shares which could be issued on conversion.  We would expect any issuance to be very dilutive to current investors resulting in potential loss of value to the investors.  Additionally, since no agreement has been reached on conversion and the note is silent as to what happens if no agreement can be reached, there is the potential NU-MED could have conflicts with the note holder which would reduce our already limited resources.

The medical product business is highly competitive and subject to extensive regulations making it difficult and very expensive to bring new products into the marketplace.

We face vigorous competition from companies throughout the world, including multinational companies which are better financed and have more experience in medical product design.  Most of these competitors have greater resources than we do and may be able to respond to changing business and economic conditions more quickly than us.  Our ability to compete with these companies will be limited.  Additionally, with extensive regulation and testing of medical devices, it is extremely costly to bring a medical device to market and we may not be able to obtain the necessary capital to bring a medical device to market.  As such, an investment in the Company is very risky and could result in the loss of an investor’s entire investment.

Our success will be dependent on the ability of management to develop medical devices.

Our success depends on our ability to develop medical productions.  With limited resources, we will be dependent on current management to be able to develop the medical devices.  None of our current management members has extensive experience developing medical products or bringing them to market.  As such, investors will be placing money with individuals with no proven success in developing and selling medical devices thereby creating high risk of loss of an investor’s entire investment in the Company.

Our success depends, in part, on our key personnel.

Our success depends, in part, on our ability to retain our key personnel, including our executive officers and senior management team. Our management team has created our business model and the initial focus on our first medical device. The unexpected loss of one or more of our key executives could adversely affect our business.  Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel.  Competition for these employees can be intense.  We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business.

Our ability to commercialize pharmaceutical products successfully may depend in part on the availability of reimbursement for our products from:

     *    Government and health administration authorities;

     *    Private health insurers; and

     *    Other third party payors, including Medicare.

We cannot predict the availability of reimbursement for health care products.  Third-party payors, including Medicare, are challenging the prices charged for medical products and services.  Government and other third-party payors progressively are limiting both coverage and the level of reimbursement for new drugs.  Third-party insurance coverage may not be available to patients for any of our products.

The continuing efforts of government and third-party payors to contain or reduce the costs of health care may limit our commercial opportunity.  If government and other third-party payors do not provide adequate coverage and reimbursement for any product we bring to market, doctors may not prescribe them or patients may ask to have their physicians prescribe competing drugs with more favorable reimbursement.  In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control.  In the United States, we expect that there will continue to be federal and state proposals for similar controls.  In addition, we expect that increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products.  Cost control initiatives could decrease the price that we receive for any products in the future. Further, cost control initiatives could impair our ability to commercialize our products and our ability to earn revenues from this commercialization.

We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell

Some of the products we manufacture and sell may expose us to product liability claims relating to personal injury or death caused by such products.  Although we will maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Our auditors have indicated in their audit opinion that there is a substantial doubt about our ability to continue as a going concern which will affect our ability to raise capital or borrow money.

Our auditors have issued an audit opinion indicating that there is a substantial doubt about our ability to remain as a going concern.  As such, any potential investor or lender is unlikely to be willing to provide additional capital or loans to us.   Without additional capital, we will not be able to remain in business or execute on our business plan. Even if we are able to obtain additional capital, given the “going concern” modification, it is likely investors would suffer substantial dilution to their investment.

General Risks Relating to Investors

We intend to take advantage of the disclosure requirements of the JOBS Act provided for emerging growth companies including not providing all of the accounting disclosure that other companies will be required to provide which may limit an investor’s ability to compare our financial statements with other companies.

Under the JOBS Act, we can elect to not comply with new or revised accounting standards which will allow us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies.  Until the standards are required for private companies, we will not have to adopt those standards.  As such, our financial statements may not be comparable to companies that comply with public company effective dates. This could affect an investor’s ability to evaluate our financial statements compared to other public companies.  In addition to the financial statements, the JOBS Act along with being a “Smaller Reporting Company” allows us to provide less disclosure on certain issues such as executive compensation as other companies which could affect an investor’s ability to compare us to other companies.

We do not intend to pay dividends in the near future.

NU-MED has not paid, and does not plan to pay, dividends in the foreseeable future, even if we were profitable. Earnings, if any, are expected to be used to expand operations, for research and development and for general corporate purposes, rather than to make distributions to shareholders.

Investors will not have cumulative voting and will not be able to elect directors based on the percentages of ownership.

Holders of Common Stock are not entitled to cumulate their votes for the election of directors or otherwise.  The present shareholders of NU-MED will be able to elect all of the directors of NU-MED and effectively control NU-MED’s affairs making it difficult for investors to be able to change management or the direction of the NU-MED. (See "DESCRIPTION OF SECURITIES.")

We may issue more stock without shareholder input or consent which could dilute the book value of your investment.

The board of directors has authority, without action by or vote of the shareholders, to issue all or part of the authorized but unissued shares. In addition, the board of directors has authority, without action by or vote of the shareholders, to fix and determine the rights, preferences, and privileges of the preferred stock, which may be given voting rights superior to that of the common stock. Any issuance of additional shares of common stock or preferred stock will dilute the ownership percentage of shareholders and may further dilute the book value of our shares. It is likely we will seek additional capital in the future to fund operations. Any future capital will most likely reduce current shareholders’ percentage of ownership.  Additionally, with the board of directors having the ability to set the rights, preferences and privileges of the preferred stock the board of directors, without shareholder approval, can create classes of stock which are superior to the common stock in both voting and preferences, including dividend and liquidation preferences.  As such, current and future holders of common stock may have less voting power per share and dividend rights then subsequently issued preferred stock.

A relatively small number of stockholders and managers have significant influence over us and other stockholders will not be able to have a voice in the direction of the company and stockholders may disagree with the decisions of management.

A small number of our stockholders and management acting together would be able to exert significant influence over us through their ability to influence the election of directors and all other matters that require action by our stockholders.  The voting power of these individuals could have the effect of preventing or delaying a change in control of our company which they oppose even if our other stockholders believe it is in their best interests.  In addition, our executive officer has the ability to influence our day-to-day operations.  These factors could negatively affect our company and our stock price as other investors may be unwilling to invest in a company with such a consolidation of control.  Additionally, if stockholders dislike the decisions of management, it will be difficult for stockholders to get rid of current management.

The departure of certain key personnel could affect the financial condition of NU-MED due to the loss of their expertise.

Our business plan was developed by our officers and will depend on their ability to design and create the initial models for our products.  Without their expertise, it is unlikely we will be able to complete the development and design of initial products.  We do not have the funds, at this time, to hire additional personnel and without current management, it would be unlikely we would be able to obtain further funding.  The loss of any member of management would severely hinder our ability to develop our proposed products.  A failure on our part to retain the services of these key personnel could have a material adverse effect on our operating results and financial conditions. We do not maintain key man life insurance on any of our employees.

Employees

The Company currently has one employee and relies on its officers and consultants for most of its activities.

ITEM 2. PROPERTIES

NU-MED’s corporate office is at 455 E 500 S, Suite 250, Salt Lake City, Utah 84111.  Our R&D facility is located at 1266 S 1380 W Orem, Utah 84058.   We pay rent of $1,000 per month for the corporate office and $388 for the R&D facility.  Our corporate offices are leased from a law firm which runs an “executive office” structure.  Until we expand our operations the executive office arrangement will provide us the flexibility to expand our corporate offices as needed without being committed to long term overhead or office space we currently do not need.  Our leases are on a month to month basis.  Management believes these facilities will serve our purposes for at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINING SAFETY DISCLOSURE

NU-MED has no mining operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is not quoted on any market or exchange.

At March 20, 2013, the Company had approximately 104 shareholders of record.  As of March 20, 2013, the Company had 26,804,012 shares of its Common Stock issued and outstanding.

Transfer Agent

NU-MED’s transfer agent is Interwest Stock Transfer Company, 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117; telephone number 801-272-9294.

Recent Sales of Unregistered Securities

NU-MED was formed in 2011 and at the time of formation the three founders received 13,000,000 shares of common stock related to the founding and initial funding of NU-MED.  Subsequently in April 2012, NU-MED completed a private placement of its securities under Rule 506 of the rules and regulations promulgated under the Securities Act of 1933, and section 4(2) of the Securities Act.  A total of 5,843,500 shares were issued at $0.015 per share to a total of 55 shareholders all of whom were accredited investors.  Additionally, in April 2012, we issued 7,860,512 shares to nine individuals and one corporation for consulting services to be provided during the period April 1, 2012 through April 1, 2016.  The shares were issued under section 4(2) of the Securities Act. Consultants receiving shares included 3,561,942 shares to SCS, Inc. for its services in organizing the business and providing strategic management assistance, 1,000,000 shares to Tom Tait for his assistance with product development, 1,000,000 shares to Kim Boyce for his assistance with business operations and management, 650,000 shares to Mark Christensen for his services related to financial and accounting services, 500,000 shares each to Dave Schenk and David Nelson for their services related to marketing our product and business management. In November 2012, NU-MED entered into written consulting contracts with SCS, Boyce, Tait and Christenson regarding the consulting services being provided and covering the share issuance.  The contracts were not entered into until November 2012 as the NU-MED was focused on operational issues and had to rely on oral commitments from the consultants as the formation issues and operational needs were addressed.  Management believed their knowledge of the consultants provided them with the ability to rely on oral contracts until written agreements could be finalized.  For consultants that were providing limited services and not deemed to be providing key ongoing services to the company, no written contracts were entered due to the costs requirements for legal and the amount of the value of services provided.  All shares were issued at a valuation of $0.015 which tied to the price paid in the private placements.  Additional shares were issued to parties for services ranging from administrative/secretarial to filing assistance.  All shares except those issued to SCS, Inc. were to be earned over four years starting in April 2012.  All shares issued to SCS, Inc. are deemed earned over the one year term of SCS consulting contract.  On October 2, 2012, the Company received $1,500 for 100,000 common shares.  The purchaser of the shares had indicated during the private placement they wanted to buy in the private placement but did not return the subscription until later.  The Company elected to go ahead and take the subscription from the individual.

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Financial Information

We have not had any revenues since our inception in 2011.  Our net loss for the year ended December 31, 2012, was $262,744 and for the period from inception on October 19, 2011, through December 31, 2011, was $3,641.  At December 31, 2012, we had current assets of $55,833 and working capital deficit of $100,654.  Our current assets consisted of only $731 in cash and the remainder was prepaid expenses.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2012	For the period from Inception On October 19, 2011 through December 31, 2011
Revenues	$ -	$ -
General and Administrative Expenses	17,937	276
Net Loss	(262,744)	(3,641)
Basic Income (Loss) per Share	(0.01)	(0.00)
Diluted Income (Loss) per Share	(0.01)	(0.00)
Basic and Diluted Weighted Average Number of Shares Outstanding	22,635,331	11,753,424
Diluted Weighted Average Number of Shares Outstanding	22,635,331	11,753,424
BALANCE SHEET DATA:
	December 31, 2012	December 31, 2011
Total Current Assets	$ 55,833	$ 870
Total Assets	110,403	1,406
Total Current Liabilities	156,487	1,700
Working Capital	(100,654)	(830)
Stockholders’ Equity (Deficit)	(46,084)	(294)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth.  The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the audited financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the year ended December 31, 2012 and the period from inception on October 19, 2011 through December 31, 2011, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Plan of Operations

NU-MED is focused on the development of medical devices with the first product aimed at the delivery of nitrogen oxide to patients.  NU-MED believes the current delivery systems and supply of nitrogen oxide are costly and creates an opportunity to develop a machine that can utilize cheaper delivery devices for nitrogen oxide.  In an effort to develop products, shortly after the founding of NU-MED, management raised initial capital to be able to establish a lab and purchase equipment to work on the initial designs for a new medical device to deliver nitrogen oxide.

Our lab has been successfully equipped and we are proceeding with development of our proprietary product technology. Our technology is at the early development stage and management plans are to concentrate on further improvement of our technology. Our budget requirements for the next year will be centered upon factors relating to the testing, research and enhancement with the intention being to patent our formulation and design. Included in our budget for the next year is the costs of chemical standards, gases and equipment we have projected we will need. Contained also within in our budget are auditing costs and legal fees which include patent filing expenses.  Projected costs to continue operation for the next year are $10,000 per month which translates to $120,000 per year. At this time, we do not have the funds to operate at this level and are seeking financing either through debt or equity.  If we cannot raise the needed capital, we will not be able to remain in business.

Management believes with the costs to develop new technology, it was important to divide the capital needs into phases to be able to track development progress and anticipate capital needs better.  Rather than trying to raise a larger amount of capital upfront which management felt would result in higher dilution than otherwise would be required, management has chosen to raise capital in tranches as product development progresses.  With the first phase of establishing a lab and completing initial design completed, management anticipates having to seek additional capital in the near future to create prototype machines and begin initial testing and further development. The exact amount of capital and time frame to continue the development of the initial products is still unknown as management continues to modify current designs.  Management does believe it may take years before a commercial product is able to be marketed and will have to rely on outside funding to support operations through not only the development and testing phases but the licensing phase and initial marketing cycles.

Liquidity and Capital Resources

At December 31, 2012, we had assets of $110,403 with current assets of $55,833 and liabilities of $156,487. Our current assets consisted primarily of prepaid expenses in the amount of $55,102 and cash of only $731.  We currently do not have the cash to pay ongoing expenses and have had to rely on loans from shareholders to cover expenses.  We have used the initial funding to set up our lab, pay organization costs and some initial salary payments.  Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $120,000 in additional financing for the next twelve months.   We currently have no commitments for the needed capital. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as we did in 2012 as well as potential loans from investors and shareholders.  At this time, we have no commitments from any party to help fund our operations and if we are unable to raise additional capital, we will be force to shut operations until such capital can be raised or go out of business.  At this time, we cannot say the full costs to bring our proposed product to market or the timing of such commercialization.  We think with $120,000 budgeted for 2013, we will be able to continue to develop our initial product and begin limited testing.  However, given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

At December 31, 2011, we had only recently been formed and had little in the way of capital.  At December 31, 2011, we had assets of only $1,406 and liabilities of $1,700.  Our focus after initial formation was on the continued development of our business plan and preparing to raise initial capital to be able to establish a lab and facility to develop our initial prototypes.  As part of our formation, we issued shares to our management and to consultants that helped refine our business plan.

RESULTS OF OPERATIONS

In April 2012, we raised $87,653 through the sale of 5,843,500 shares of our common stock at a price of $0.015 per share. With limited cash, we also issued 7,860,512 shares of our common stock for services. These shares were issued to consultants that will assist the company in its management and product development.   Consultants receiving shares included 3,561,942 shares to SCS, Inc. for its services in organizing the business and providing strategic management assistance, 1,000,000 shares to Tom Tait for his assistance with product development, 1,000,000 shares to Kim Boyce for his assistance with business operations and management, 650,000 shares to Mark Christensen for his services related to financial and accounting services, 500,000 shares each to Dave Schenk and David Nelson for their services related to marketing our product and business management.  Additional shares were issued to parties for services ranging from administrative/secretarial to filing assistance.  All shares except those issued to SCS, Inc. were to be earned over four years starting in April 2012.  All shares issued to SCS, Inc. are to be earned over one year starting in April 2012. Without any revenue in the year ended December 31, 2012, we had a net loss of $262,744 for the year ended December 31, 2012.  Our loss was the result of expenses for the year ended December 31, 2012 of $262,762 including $170,246 in professional and consulting expenses. Professional and consulting fees increased as we sought outside advisors with experience in product development.  We anticipate expenses to increase as we continue to expand our development of our initial prototype products.

For the year ended December 31, 2011, we had little in the way of operations having only recently been incorporated. We had no revenues and initial expense associated with our formation of $3,641 resulting in a net loss of $3,641.  We anticipate losses to continue for the foreseeable future and for the losses to increase as we hire personnel and move into the development phase of our operation.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.

c) Off-balance sheet arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are set forth immediately following the signature page to this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its independent registered public accounting firm with respect to accounting practices or procedures or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  However, management believes our controls and procedures do provide reasonable assurances.

Management’s Annual Report on Internal Control over Financial Reporting

As the first annual report following the Company becoming a reporting issuer, this annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.  In the future reports, we will be providing such disclosure.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to the officers and directors of NU-MED.  NU-MED’s directors serve for a term of one year and thereafter until their successors have been duly elected by the stockholders and qualified.  NU-MED’s officers serve for a term of one year and thereafter until their successors have been duly appointed by the Board of Directors and qualified.

Name	Age	Title
Jeffrey L. Robins	64	CEO, Director
William G. Moon	63	Vice President of Technology/Operations, Director
Dr. Craig Morrison	70	Vice President of Research and Applications, Director

•

Jeffrey L. Robins: President/CEO.  Mr. Robins has 30 years of senior management experience in high technology companies coupled with 15 years of engineering leadership experience.  For the past five years, Mr. Robins has been a management consultant for his private consulting company Robins Resource Associates.  Through his consulting company, Mr. Robins also serves as COO of Asta Ltd.  responsible for operations management.  Asta Ltd. has no operations to date and Mr. Robins estimates he spends less than one hour a week working on Asta Ltd. matters.  As operations for NU-MED increase, Mr. Robins intends to terminate the management relationship with Asta Ltd. but anticipates remaining a director until such time. Mr. Robins served as VP of Operations at TSCO CO., Inc. until 2006 where he was a member of the Executive Staff with responsibilities for accelerated new product development and operations management. Mr. Robins has extensive global experience including Operations Senior Director at Fujitsu Microelectronics, where he was responsible for foundry services, product development and two wafer fabrication plants from start up to full production and ultimately having P&L responsibility for a $450 million operation. He was Fabrication Director of Operations at International Rectifier and has held various positions at Intel and AMD.   He is a past president of the Oregon Semiconductor Association.  Mr. Robins holds a B.S. in Pharmacy from Idaho State University, a B.S. in Political Science from Weber State University and an Engineering Management Certificate from Idaho State University.

•

William G. Moon: Vice President of Technology/Operations.  From February, 2011 to Present, Mr. Moon serves as Vice President of engineering and director for Reflect Scientific, Inc.  Prior to joining Reflect Scientific, Mr. Moon consulted for his own firm Moon Automation from 2005 to February, 2011.  Mr. Moon took 20 months away from consulting to serve a two year church mission in the D.R. Congo from March, 2008 to November, 2009   Mr. Moon’s background includes positions of Principle Engineer and VP of Engineering at Quantum Corporation, the world’s largest disk drive company. He co-founded Plus Development, a wholly owned Quantum subsidiary and helped develop “Hardcard,” a plug-in hard drive card. Mr. Moon has served on the board of directors of several technical ventures and is presently an active angel investor. He holds 15 patents and has several publications in computer trade magazines. Mr. Moon has a M.S. and B.S. in Mechanical Engineering from BYU, received the BYU Honored Alumni award, and served as an adjunct professor at BYU.

•

Dr. Craig Morrison: Vice President of Research and Applications.  Dr. Morrison is a practicing surgeon in the State of Utah at the Brigham Young Student Health Center where he has been for the past five years.  Dr. Morrison has been an attending and consulting staff general surgeon since 1978. Dr. Morrison received his Doctor of Medicine Degree from the University of Oregon Medical School in 1970, followed by a pediatric internship and surgical residency at the University of Southern California-Los Angeles County Hospital and the Huntington Memorial Hospital in 1975. He has provided his medical expertise and is one of the pioneering shareholders in the finance and development of synthetic alternatives to blood for Sanguine Corporation. Dr. Morrison has served on the medical advisory board of Sanguine Corporation, Rubicon, Inc. and Reflect Scientific Inc. Dr. Morrison has participated in various humanitarian efforts worldwide throughout his career.

None of our officers and directors has filed for bankruptcy, been convicted in a criminal proceeding or been the subject of any order, judgment, or decree permanently, temporarily, or otherwise limiting activities (1) in connection with the sale or purchase of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws, (2) engaging in any type of business practice, or (3) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of an investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity.

Family Relationships

The officer / director has no family relationships to any other related parties.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company believes all forms were filed.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2012, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Jeffrey L. Robins	2012	$39,600	--	$5,000	--	--	--	$44,600
CEO	2011	$2,423	--	--	--	--	--	$2,423

________________

The value of all of Mr. Robins services performed during 2011 has been recognized as contributed services to the Company and has been waived by Mr. Robins.

Mr. Robins began taking a salary in February 2012.  Mr. Robins’ salary is currently $43,200 a year or $3,600 a month.

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding equity awards at fiscal year-end 2011 or 2012.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2011 and 2012, there were no stock options or SAR Grants.

Stock Option Exercise

In fiscal 2011 and 2012, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2011 or 2012 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.  We did not compensate our directors for service on the Board of Directors during fiscal 2011 and 2012.

No other compensation arrangements exist between NU-MED and our officers and directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

NU-MED does not have any employment contracts with our executive officers.  No other compensatory plan or arrangements exist between NU-MED and our executive officers that results or will result from the resignation, retirement or any other termination of such executive officers’ employment with NU-MED or from a change-in-control of NU-MED.

Report on Executive Compensation

The Board of Directors determines the compensation of NU-MED’s executive officer and president and sets policies for and reviews with the chief executive officer and president the compensation awarded to the other principal executives, if any. The compensation policies utilized by the Board of Directors are intended to enable NU-MED to attract, retain and motivate executive officers to meet our goals using appropriate combinations of base salary and incentive compensation in the form of stock options. Generally, compensation decisions are based on contractual commitments, if any, as well as corporate performance, the level of individual responsibility of the particular executive and individual performance.  At this time, the Board of Directors has determined no compensation is warranted to the officers and directors until such time as a merger is completed or business operation is established.  At such time, executive compensation on an ongoing basis will be reviewed.

Code of Ethics

We do not have a code of ethics.

Option Plans

NU-MED has no option plans and no outstanding options.

Board of Directors Interlocks and Insider Participation in Compensation Decisions

No such interlocks existed or such decisions were made during fiscal year 2011 and 2012.

     Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	NA	NA	NA

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of March 20, 2012, with respect to the beneficial ownership of the Company’s Common Stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock.  At March 20, 2012, there were 26,804,012 shares of common stock outstanding.

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

	Amount of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Common stock

Principal Shareholders
Jeffrey L. Robins 2152 W. Bryce Drive Kaysville, Utah 84037	5,000,000	18.72%
William G. Moon 2595 North 140 East, #306 Provo, Utah 84604	4,000,000	14.98%
Dr. Craig Morrison 975 North Terrace Drive Provo, Utah 84601	4,000,000	14.98%
SCS, Inc. 455 East 500 South, Suite 201 Salt Lake City, Utah 84111	2,080,442	7.79%

Officers and Directors
Jeffrey L. Robins	5,000,000	18.72%
William G. Moon	4,000,000	14.98%
Dr. Craig Morrison	4,000,000	14.98%
Director and executive officer of the
Company (3 individuals)	13,000,000	48.68%

_________________________________

SCS, Inc. is owned and controlled by Karl Smith.  SCS is also owed $100,000 by NU-MED and continues to provide additional loans to NU-MED.  Currently, of the amount owed to SCS, $100,000 in promissory notes is subject to conversion rights into shares of common stock at a conversion price of to be agreed upon in the future prior to any conversion which would result in additional shares of common stock being issued increasing SCS ownership interest in NU-MED.  In addition to the shares owned by SCS, Mr. Smith’s wife trust owns 100,000 shares.

Control by Existing Stockholders

Current management has over 48% of the issued and outstanding shares of common stock.  As a result, it is likely they will be able to  control NU-MED  and will most likely continue to be in a position to elect at least a majority of the Board of Directors of NU-MED, to dissolve, merge or sell the assets of NU-MED, and generally, to direct the affairs of NU-MED.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future.  Our future dividend policy cannot be ascertained with any certainty.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	NA	NA	NA

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE.

We believe that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.  In 2011, we issued 13,000,000 shares of our common stock to our founders for $13,000 in subscription receivables.  This $13,000 in subscription receivables was subsequently relieved in exchange for compensation in 2012 payable to the three managers/founders.

With limited cash, we issued 7,860,512 shares of our common stock for services. These shares were issued to consultants that will assist the company in its management and product development.   Consultants receiving shares included 3,561,942 shares to SCS, Inc. for its services in organizing the business and providing strategic management assistance, 1,000,000 shares to Tom Tait for his assistance with product development, 1,000,000 shares to Kim Boyce for his assistance with business operations and management, 650,000 shares to Mark Christensen for his services related to financial and accounting services, 500,000 shares each to Dave Schenk and David Nelson for their services related to marketing our product and business management.  Additional, 648,570 shares were issued to parties for services ranging from administrative/secretarial to filing assistance.  All shares except those issued to SCS, Inc. were to be earned over the term of the contract starting in April 2012 and ending in April 2016.  All shares issued to SCS, Inc. are to be earned over one year starting in April 2012.  In addition to receiving shares of common stock, on November 14, 2012, the Company entered into a $100,000 convertible promissory note with SCS, Inc. as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013.  This note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion.  Under the terms of the consulting contracts with SCS, it is to perform services on behalf of the Company over a one year term.  Given the short time frame of the consulting contract no termination provisions were listed in the contract.  For purposes of valuing the shares issued in the consulting contract, the shares were valued at $0.015 per share.  Except for SCS, which contract is for one year and the shares are deemed to be earned equally over the term of SCS contract, all consultant shares are deemed to be earned over the term of the respective consultant’s contract on an equal basis.  For tracking purposes, NU-MED, assumes an equal number of shares are earned monthly over the term of the contract which started in April 2012 and ends in April 2016.  None of the consultants have any prior relationship with NU-MED; however, Mr. Boyce and Mr. Tait are the CEO and vice-president, respectively, as well as directors of Reflect Technology, Inc. of which William Moon is a Director.

Except as set forth above, there were no material transactions, or series of similar transactions, during our Company’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

At this time, we do not have any independent directors.  Our three directors were all founders and major shareholders of NU-MED.  Additionally, given the limited size of our board of directors, we have not set up any committees of the board of directors such as compensation, audit or nominating committees.  As our operations expand, we hope to be able to add outside directors and set up these committees, but at this time, do not know when we will be able to add additional directors and set up such committees.

Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $16,000 and $10,673 for each of the years ending December 31, 2012 and 2011, respectively.

2) Audit-Related Fees. $0 and $0.

3) Tax Fees. $0 and $0.

4) All Other Fees. $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMNET SCHEDULES

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

Title of Document

Page

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statements of Changes in Stockholders’ Deficit

F-4

Statements of Cash Flows

F-6

Notes to Financial Statements

F-7

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

SEC

Exhibit

Reference

Number

Number

Title of Document

 Location

Item 3

Articles of Incorporation and Bylaws

 3.01

3

Articles of Incorporation

Incorporated by reference*

 3.02

3

Bylaws

Incorporated by reference*

Item 4      Instruments Defining the Rights of Security Holders

4.01

4

Specimen Stock Certificate

Incorporated by reference*

31.01

31

CEO certification

This Filing

31.02

31

CFO certification Pursuant

This Filing

32.01

32

CEO certification

This Filing

32.02

32

CFO certification

This Filing

101. INS

XBRL Instance

101. XSD

XBRL Schema

101. CAL

 XBRL Calculation

101. DEF

 XBRL Definition

101. LAB

XBRL Label

101. PRE

XBRL Presentation

*The exhibits were filed with the original Form 10 filed by NU-MED on December 10, 2012, file number 000-54808.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU-MED PLUS, INC.

March 28, 2013

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive

March 28, 2013

By: /s/ Jeffrey L. Robins

       Jeffrey L. Robins, Principal Accounting Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature

Title

Date

/s/ Jeffrey L. Robins

Director, CEO

March 28, 2013

Jeffrey L. Robins

/s/ William G. Moon

Director, Vice President of Operations

March 28, 2013

William G. Moon

/s/ Dr. Craig Morrison

Director, Vice President of Technology

March 28, 2013

Dr. Craig Morrison

Nu-Med Plus, Inc.

(A Development Stage Company)

Financial Statements

December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Nu-Med Plus, Inc.

(A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Nu-Med Plus, Inc. (a development stage company) as of December 31, 2012 and 2011, and the related statements of operations,  stockholders' equity (deficit) , and cash flows for the year then ended and from inception on October 19, 2011 through December 31, 2011 and from inception on October 19, 2011 through December 31, 2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nu-Med Plus, Inc. (a development stage company) as of December 31, 2012 and 2011, and the results of its  operations and its cash flows for the year then ended and from inception on October 19, 2011 through December 31, 2011 and from inception on October 19, 2011 through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company does not currently have sufficient funding for its operations and additional debt and equity funding will need to be obtained to meet the Company’s operating needs.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 28, 2013

Nu-Med Plus, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash	$ 731	$ 870
Prepaid expenses, current	55,102	-
Total current assets	55,833	870
Long-term assets
Property and equipment, net	17,519	536
Prepaid expenses, long-term	37,051	-
Total long-term assets	54,570	536

Total assets	$ 110,403	$ 1,406

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 10,587	$ -
Accrued Expenses	7,400	-
Loan payable, Due on demand	38,500	1,700
Convertible Promissory Note, Due on demand	100,000	-
Total current liabilities	156,487	1,700

Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 26,804,012 and 13,000,000 shares issued and outstanding, as of December 31, 2012 and December 31, 2011 respectively.	26,804	13,000
Additional paid-in capital	193,497	3,347
Stock subscription receivable	-	(13,000)
Deficit accumulated during the development stage	(266,385)	(3,641)
Total stockholders' equity (deficit)	(46,084)	(294)

Total liabilities and stockholders' equity (deficit)	$ 110,403	$ 1,406

	The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc.

(A Development Stage Company)

Statements of Operations

	Twelve months ended	From Inception on October 19, 2011 Through	From Inception on October 19, 2011 Through
	December 31, 2012	December 31, 2011	December 31, 2012

Revenue	$ -	$ -	$ -

Costs and operating expenses
General and administrative	13,402	276	13,678
Payroll Expense	58,270	3,347	61,617
Rent Expense	14,492	-	14,492
Professional/Consulting Fees	170,246	-	170,246
Depreciation expense	1,817	18	1,835
Total costs and operating expenses	258,227	3,641	261,868

Operating Loss	(258,227)	(3,641)	(261,868)

Other income
Interest Expense	(4,535)	-	(4,535)
Interest income	18	-	18
Total other income	4,517	-	4,517

Income tax expense	-	-	-

Net loss	$ (262,744)	$ (3,641)	$ (266,385)

Basic and diluted loss per share	$ (0.01)	$ (0.00)
Weighted average common shares outstanding - basic and diluted	22,635,331	11,753,424

	The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional	Stock	Deficit Accumulated	Total
					Paid-In	Subscription	During the
					Capital	Receivable	Development Stage
Balance at Inception, October 19, 2011	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Common Stock issued to founders	-	-	13,000,000	13,000	-	(13,000)	-	-
Services contributed by officers	-	-	-	-	3,347	-	-	3,347
Net loss for the period ended
December 31, 2011	-	-	-	-	-	-	(3,641)	(3,641)
Balance, December 31, 2011	-	-	13,000,000	13,000	3,347	(13,000)	(3,641)	(294)
Stock subscription receivable relieved	-	-	-	-	-	13,000	-	13,000
Common Stock issued through private placement	-	-	5,843,500	5,844	81,809	-	-	87,653
Common Stock issued to contractors	-	-	7,860,512	7,860	110,047	-	-	117,907
Costs related to private placement	-	-	-	-	(3,106)	-	-	(3,106)
Common Stock issued through private placement	-	-	100,000	100	1,400	-	-	1,500
Net loss for the year ended
December 31, 2012	-	-	-	-	-	-	(262,744)	(262,744)
Balance, December 31, 2012	-	$ -	26,804,012	$26,804	$ 193,497	$ -	$ (266,385)	$ (46,084)

The accompanying notes are an integral part of these financial statements.

Nu-Med, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Twelve months ended	From Inception on October 19, 2011 through	From Inception on October 19, 2011 through
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2012
Cash flows from operating activities:
Net loss	$ (262,744)	$ (3,641)	$ (266,385)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	1,817	18	1,835
Stock for service	50,755	-	50,755
Services rendered for subscription receivable	13,000	-	13,000
Services contributed by officers	-	3,347	3,347
Changes in operating assets and liabilities:
Decrease in prepaid expenses	75,000	-	75,000
Increase in accounts payable	10,587	-	10,587
Increase in accrued expenses	7,400	-	7,400
Net cash used in operating activities	(104,185)	(276)	(104,461)

Cash flows from investing activities:
Purchases of property and equipment	(18,800)	(554)	(19,354)
Net cash used in investing activities	(18,800)	(554)	(19,354)

Cash flows from financing activities
Proceeds from common stock	86,046	-	86,046
Proceeds from loan payable	38,708	1,700	40,408
Payments on loan payable	(1,908)	-	(1,908)

Net cash provided by financing activities	122,846	1,700	124,546

Net increase/(decrease) in cash	(139)	870	731

Cash at beginning of period	870	-	-

Cash at end of period	$ 731	$ 870	$ 731

Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

Supplemental schedule of non-cash financing activities

During the twelve months ended Dec 31, 2012, the Company issued 7,860,512 shares of common stock and a $100,000 convertible promissory note for prepaid services provided and to be provided by consultants and contractors.

The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Period from Inception on October 19, 2011 Through

December 31, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nu-Med Plus, Inc. is an emerging growth early stage medical device company principally engaged in the design, innovation, development, enhancement and commercialization of beginning, early, and selective later-stage quality medical devices. The Company's immediate focus is on a Nitric Oxide powder formulation that is 99% pure-with one year shelf life, a "desktop" generator device with controls plus safety monitors built in that delivers inhaled Nitric Oxide to replace expensive pressurized canisters and a compact mobile rechargeable device to deliver inhaled Nitric Oxide gas. The Company is incorporated in Utah.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

b. Revenue Recognition

The Company is currently developing its products. It is anticipated that revenue will be recognized on product sales once the product has been shipped to the customers, persuasive evidence of an agreement exists, the price is fixed or determinable, and collectability is reasonably assured.

c. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d. Cash and Cash Equivalents

The Company considers all deposit accounts and investment accounts with an original maturity of 90 days or less to be cash equivalents.

e. Fixed Assets

Fixed assets are stated at cost.  Expenditure for minor repairs, maintenance, and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred. Expenditures, exceeding $500, for new assets or that increase the useful life of existing assets are capitalized.  Depreciation is computed using the straight-line method.  The lives over which the fixed assets are depreciated is five years.

f. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding for the years ended December 31, 2012, and 2011:

	For the year ended	From Inception on October 19, 2011
	December 31, 2012	Through December 31, 2011

Net loss (numerator)	$ (262,744)	$ (3,641)
Shares (denominator)	22,635,331	11,753,424
Net loss per share amount	$ (0.01)	$ (0.00)

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. During the year there were no outstanding common stock equivalents. Furthermore, due to the net loss for the year, common stock equivalents would not be included in the calculation of the net loss per common share, as their inclusion would be anti-dilutive.

g. Income Taxes

Deferred taxes are provided on an asset and liability approach whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when,

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Period from Inception on October 19, 2011 Through

December 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued

in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3 - GOING CONCERN

The Company anticipates that the funds received from subscribers during the 2012 year will not be sufficient and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $120,000. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - FIXED ASSETS

Fixed assets and related depreciation for the period are as follows:

	December 31, 2012	December 31, 2011
Computer and office equipment	$ 19,354	$ 554
Accumulated depreciation	(1,835)	(18)
Total Fixed Assets	$ 17,519	$ 536

Depreciation expense for the year ended December 31, 2012, was $1,817. Depreciation expense for the period from inception on October 19, 2011 through December 31, 2011 was $18.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at year's end.

NOTE 6 - COMMON STOCK

On October 19, 2011, the company filed Articles of Incorporation with the State of Utah so as to authorize 90,000,000 shares of common stock having a par value of $0.001 per share. Immediately after authorization, 13,000,000 shares of the common stock were issued, at par, to Company's founding members. This issuance also resulted in the recognition of $13,000 stock subscription receivable as of December 31, 2011.

On June 30, 2012, the $13,000 stock subscription was relieved, in full, in exchange for 2012 compensation paid to the Company's three founding members.

On January 19, 2012, the Company initiated a private placement through which it received gross proceeds of $87,563 for the issuance, on April 18, 2012, of 5,843,500 common shares valued at $0.015 per share. Stock issuance costs incurred in connection with this private placement totaled $3,006.

On April 18, 2012, the Company also issued 7,860,512 common shares valued at $0.015 per share for a total value of $117,907 to consultants and contractors for future services to be provided from the date of issuance through April 1, 2016.

On October 2, 2012, the Company received $1,500 for 100,000 common shares valued at $0.015 per share, issued November 15, 2012.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases office space for which it incurred lease payments, on a month to month basis, beginning in February of 2012 for $1,000 per month. The Company also has a one year lease on lab space beginning April 1, 2012 and ending March 31, 2013, with a monthly lease payment of $388.

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Period from Inception on October 19, 2011 Through

December 31, 2012

NOTE 8 - RELATED PARTY TRANSACTIONS

Contributed Services

During 2011, the Company officers contributed services to the Company in the amount of $3,347. The Company officers received no compensation and have no expectation of compensation for these services, either now or in the future, and waive their rights to any such compensation.

Compensation of Officers

In October of 2011, 13,000,000 shares of common stock were issued to the Company's three founding members. The issuance resulted in the recognition of a $13,000 stock subscription receivable as of December 31, 2011. On June 30, 2012, the $13,000 stock subscription was relieved, in full, in exchange for 2012 compensation paid to these founding members.

Additionally, beginning in February 2012 the Company agreed to compensate its Chief Executive Officer $3,600 per month.

NOTE 9 - LOAN PAYABLE

The Company received proceeds from a loan in the amount of $1,700 during 2011. This loan was due upon demand, had no stated interest rate, and was retired, in full, by payment in the second quarter of 2012. No interest was paid or recognized, during the year, due to the immateriality of such interest.

The Company received additional proceeds from a loan in the amount of $38,500 on December 31, 2012. The Lender has agreed to loan the Company up to $10,000 per month effective September 2012, for up to one year. This loan has not yet been memorialized in writing. Therefore, the loan is considered to be due on demand. On December 31, 2012, the company accrued interest on this note, at the rate of 5.5%, in the amount of $406.

On November 14, 2012, the Company issued a $100,000 convertible promissory note to a consultant as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013. This note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion. Because the service period began prior to December 31, 2012, the Company has recognized the entire $100,000 liability as of December 31, 2012, with $75,000 having been expensed as part of the professional/consulting fees on the statement of operations and the remaining $25,000 to be expensed ratably using the straight-line method over the remaining three months in the service period. On December 31, 2012, the company accrued interest on this note in the amount of $4,129.

NOTE 10 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2012, and 2011, consists of the following:

	2012	2011
Federal:
Current	$-	$-
Deferred	-	-
State:
Current	-	-
Deferred	-	-
	$-	$-

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Period from Inception on October 19, 2011 Through

December 31, 2012

NOTE 10 – INCOME TAXES (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and applicable state income tax rates to pretax income from continuing operations for the years ended December 31, 2012, and 2011, due to the following:

	2012	2011

Book Income	$(102,500)	$(1,200)
Depreciation	(3,600)	-
Shares issued for services	19,800	-
Contributed services	-	100

Valuation allowance	86,300	1,100
	$-	$-

Net deferred tax liabilities consist of the following components as of December 31, 2012, and 2011:

	2012	2011

Deferred tax assets:
NOL Carryover	$86,300	$100
Deferred tax liabilities
Depreciation	(3,600)	-

Valuation allowance	(82,700)	(100)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  If a change in ownership occurs, then net operating loss carryforwards may be limited as to use in future years.  At December 31, 2012, the Company had net operating loss carryforward of approximately $221,000 that may be offset against future taxable income from the year 2013 through 2031. During 2012 the Company evaluated its deferred tax assets and concluded that none of the asset is currently realizable and that a full valuation allowance should be recorded.  The valuation allowance increased by $82,600 and leaves the Company with a net deferred tax asset of $0 as of December 31, 2012.

Included in the balance at December 31, 2012, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE 11 - SUBSEQUENT EVENTS

The company has evaluated subsequent events through March 26, 2013, in accordance with ASC topic 855 and has determined that there are no subsequent events to report.