Form 10-Q
period 2013-03-31
Nu-Med Plus, Inc.
filed 2013-05-14
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-54808

NU-MED PLUS, INC.

(Exact name of registrant as specified in its charter)

Utah

45-3672530

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

455 East 500 South, Suite 205, Salt Lake City, Utah    84111

 (Address of principal executive offices)

 (Zip Code)

(801) 746-3570

 (Registrant’s telephone number, including area code)

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

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

26,804,012 shares of $0.001 par value common stock on May 6, 2013

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                                                                      3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

15

ITEM 4.  CONTROLS AND PROCEDURES.

15

PART II - OTHER INFORMATION                                                                                                                                                           15

ITEM 1.  LEGAL PROCEEDINGS

15

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

16

ITEM 4.  MINE SAFETY DISCLOSURE

16

ITEM 5.  OTHER INFORMATION.

16

ITEM 6.  EXHIBITS

16

SIGNATURES                                                                                                                                                                                                17

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2013

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

Nu-Med Plus, Inc.

(A Development Stage Company)

Financial Statements

Nu-Med Plus, Inc.

(A Development Stage Company)

Balance Sheets

	March 31,	December 31,
	2013 (unaudited)	2012
ASSETS
Current assets
Cash	$ 3,716	$ 731
Prepaid expenses, current	16,745	55,102
Total current assets	20,461	55,833
Long-term assets
Property and equipment, net	16,820	17,519
Prepaid expenses, long-term	32,865	37,051
Total long-term assets	49,685	54,570

Total assets	$ 70,146	$ 110,403

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 11,976	$ 10,587
Accrued Expense	9,312	7,400
Loan payable, Due on demand	77,600	38,500
Convertible Promissory Note, Due on demand	100,000	100,000
Total current liabilities	198,888	156,487

Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 26,804,012 and 26,804,012 shares issued and outstanding, as of March 31, 2013 and December 31, 2012 respectively.	26,804	26,804
Additional paid-in capital	193,497	193,497
Deficit accumulated during the development stage	(349,043)	(266,385)
Total stockholders' equity (deficit)	(128,742)	(46,084)

Total liabilities and stockholders' equity (deficit)	$ 70,146	$ 110,403
The accompanying notes are an integral part of these financial statements.

	Three months ended	Three months ended	From Inception on October 19, 2011 Through
	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$ -	$ -	$ -

Operating expenses
General and administrative expense	5,247	2,949	18,925
Payroll expense	11,635	6,000	73,252
Rent expense	4,164	2,000	18,656
Professional/Consulting Fees	58,771	8,584	229,017
Depreciation expense	699	9	2,534
Total operating expenses	80,516	19,542	342,384

Operating Loss	(80,516)	(19,542)	(342,384)

Other income/expense
Interest income	-	8	18
Interest expense	(2,142)	-	(6,677)
Total other income/expense	(2,142)	8	6,659

Income tax expense	-	-	-

Net loss	$ (82,658)	$ (19,534)	$ (349,043)

Basic and diluted loss per share	$ (0.00)	$ (0.00)
Weighted average common shares outstanding - basic and diluted	26,804,012	13,000,000

	The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended	From Inception on October 19, 2011 through
	March 31, 2013	March 31, 2012	March 31, 2013
Cash flows from operating activities:
Net loss	$ (82,658)	$ (19,534)	$ (349,043)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	699	9	2,534
Stock for service	-	-	50,755
Services rendered for subscription receivable	-	-	13,000
Services contributed by officers	-	-	3,347
Changes in operating assets and liabilities:
Decrease in prepaid expenses	42,543	(10,000)	117,543
Increase in accounts payable	1,389	-	11,976
Increase in accrued expense	1,912	-	9,312
Net cash used in operating activities	(36,115)	(29,525)	(140,576)

Cash flows from investing activities:
Purchases of property and equipment	-	-	(19,354)

Net cash used in investing activities	-	-	(19,354)

Cash flows from financing activities
Proceeds from common stock	-	87,375	86,046
Proceeds from loan payable	39,100	208	79,508
Payments on loan payable	-	-	(1,908)

Net cash provided by financing activities	39,100	87,583	163,646

Net increase in cash	2,985	58,058	3,716

Cash at beginning of period	731	870	-

Cash at end of period	$ 3,716	$ 58,928	$ 3,716

Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

	The accompanying notes are an integral part of these financial statements.

7

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments which are necessary for a fair statement of the results for interim periods have been included.

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

e. Fixed Assets

Fixed assets are stated at cost.  Expenditure for minor repairs, maintenance, and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred. Expenditures, exceeding $500, for new assets or that increase the useful life of existing assets are capitalized.  Depreciation is computed using the straight-line method.  The lives over which the fixed assets are depreciated are five to seven years.

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement as follows:

	For the Three-Months Ended	For the Three-Months Ended
	March 31, 2013	March 31, 2012

Net loss (numerator)	$ (82,658)	$ (19,534)
Shares (denominator)	26,804,012	13,000,000
Net loss per share amount	$ (0.00)	$ (0.00)

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

g. Income Taxes

Deferred taxes are provided on an asset and liability approach whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

h. Equity Instruments Issued for Non-Cash Items

In accordance with ASC Topic 718, the Company records equity instruments issued for non-cash items at the grant-date fair value of the equity instruments issued.

NOTE 3 - GOING CONCERN

The Company anticipates that the funds on hand as of March 31, 2013, will not be sufficient and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $120,000. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 4 - FIXED ASSETS

Fixed assets and related accumulated depreciation consisted of the following at March 31, 2013, and December 31, 2012:

	March 31, 2013	December 31, 2012

Computer and office equipment	$ 19,354	$ 19,354
Accumulated depreciation	(2,534)	(1,835)

Total Fixed Assets	$ 16,820	$ 17,519

Depreciation expense for the three-months ended March 31, 2013 and 2012, was $699 and $9, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at March 31, 2013.

NOTE 6 - COMMON STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 90,000,000 shares of common stock having a par value of $0.001 per share. Immediately after authorization, 13,000,000 shares of the common stock were issued, at par, to Company's founding members. This issuance also resulted in the recognition of a $13,000 stock subscription receivable as of December 31, 2011.

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

On April 18, 2012, the Company also issued 7,860,512 common shares valued at $0.015 per share for a total value of $117,908 to consultants and contractors for future services to be provided from the date of issuance through April 1, 2016.

On October 2, 2012, the Company received $1,500 for 100,000 common shares valued at $0.015 per share, issued November 15, 2012.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases office space for which it incurred lease payments, on a month to month basis, beginning in February of 2012 for $1,000 per month. The Company also had a one year lease on lab space beginning April 1, 2012 and ending March 31, 2013, with a monthly lease payment of $388. Pursuant to the lease agreement, at the end of one year, the term is month to month at the same rate of $388 per month.

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

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

Additionally, for 2012 the Company agreed to compensate its Chief Executive Officer $3,600 per month. Beginning in January 2013 the Company agreed to compensate its CEO $3,550 per month.

NOTE 9 - LOAN PAYABLE

The Company received proceeds from a loan in the amount of $1,700 during 2011. This loan was due upon demand, had no stated interest rate, and was retired, in full, by payment in the second quarter of 2012. No interest was paid or recognized, during the year, due to the immateriality of such interest.

The Company received, during the quarter, additional proceeds from a loan in the amount of $39,100. The Lender has agreed to loan the Company up to $10,000 per month effective September 2012, for up to one year. This loan has not yet been memorialized in writing. Therefore, the loan is considered to be due on demand. On March 31, 2013, the Company accrued additional interest on this note, at a rate of 5.5% in the amount of $786 for the quarter.

The total loan balance and accrued interest is $77,600 and $1,192 respectively.

On November 14, 2012, the Company issued a $100,000 convertible promissory note to a consultant as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013. This note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion. Of the original $100,000, $75,000 had been expensed as part of the professional/consulting fees on the statement of operations during the year ended December 31, 2012, and the remaining $25,000 was expensed ratably using the straight-line method over the last three months in the service period. On March 31, 2013, the company accrued interest on this note in the amount of $5,485.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855 and has determined that there are no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

The Company’s accounting policies are more fully described in Note 2 of the audited financial statements in our recently filed Form 10-K.  As discussed in Note 2, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  The Company believes that the following addresses the Company’s most critical accounting policies.

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.

Our policy for our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

We account for income taxes in accordance with FASC 740-20, “Accounting for Income Taxes”.   Under FASC 740-20, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

BUSINESS OVERVIEW

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

Prior to the founding of NU-MED PLUS, our core team Jeff Robins, William Moon,  and Dr. Craig Morrison investigated researched and worked on initial formulations of a conceptual product to convert Nitric Oxide from a proprietary formulation to a gas used to in the medical field. Based on our team’s backgrounds in the field of mechanical engineering, chemistry and medicine it was determined a potential niche market existed and the conceptual proprietary product could possibly be created.  From this initial research and some initial testing, our team believed we could create a mechanical device that could deliver Nitric Oxide to medical patients and use a new formulation of Nitric Oxide that, when combined with the new delivery device, could be accomplished in a more economical method than those currently in existence.  Recognizing the experimental nature of the intended product and the time and money commitments to get such a product to market, the team spent almost a year working on various initial equipment and formulizations before determining they could not proceed further without some additional capital.  From this realization of the need for capital, NU-MED was incorporated and an initial private placement was completed to raise some capital to create a small lab and purchase equipment, including chemicals to start working on testing the theories of the founding team. Even with almost a year of working on the proposed product and formulation, NU-MED recognizes the difficulty in developing a medical product and that other companies could expend far more resources on a similar solution and beat NU-MED to the market.  Investors in NU-MED face tremendous risk and would be betting on current management and its development staff which have not had prior success in developing and marketing medical products.  Although management believes they are developing a unique and economical solution for Nitric Oxide delivery, management acknowledges they have not developed medical products before and all of their prior development work has been for other companies and this will be the first time management and their team have tried to do so without the support of a large organization and such organizations funding capabilities.  Additionally, because of the lack of funding, several of the team members, including our the person assisting in helping to formulate a powder Nitric Oxide, Tom Tait, are acting as consultants to NU-MED as they continue to work for other organizations that have the ability to pay them a salary.  NU-MED has verified that all consultants, such as Tom Tait, are permitted to work on NU-MED’s project without violating other employment commitments.  Even with the ability to work on NU-MED’s project, NU-MED’s management team and consultants are not full time as they devote part of the time to other projects that have the ability to continue to pay salaries.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, we had assets of $70,146 with current assets of $20,461 and liabilities of $198,888. Our current assets consisted primarily of prepaid expenses in the amount of $16,745 and cash of only $3,716.  We currently do not have the cash to pay ongoing expenses and have had to rely on loans from shareholders to cover expenses.  We have used the initial funding to set up our lab, pay organization costs and some initial salary payments.  Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $120,000 in additional financing for the next twelve months.   We currently have no commitments for the needed capital. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as we did in 2012 as well as potential loans from investors and shareholders.  At this time, we have no commitments from any party to help fund our operations and if we are unable to raise additional capital, we will be force to shut operations until such capital can be raised or go out of business.  At this time, we cannot say the full costs to bring our proposed product to market or the timing of such commercialization.  We think with $120,000 budgeted for 2013, we will be able to continue to develop our initial product and begin limited testing.  However, given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the three months ended March 31, 2013, we had no revenues and expense associated with our operations of $80,516 resulting in a net loss of $82,658 compared to a net loss of $19,534 for the three months ended March 31, 2012.  We anticipate losses to continue for the foreseeable future and for the losses to increase as we hire personnel and move into the development phase of our operation.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Forward-looking Statements

Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company’s access to, or increase the cost of, external financing for our operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

NA-Smaller Reporting Company

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not issue any shares in the quarter ended March 31, 2013.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2013, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosure

NA- The Company has no mining activities.

ITEM 5.  Other Information.

NA

ITEM 6.  Exhibits

a) Index of Exhibits:

Exhibit Table #

Title of Document

Location

3 (i)

Articles of Incorporation

Incorporated by reference*

3 (ii)

Bylaws

Incorporated by reference*

11

Computation of loss per share

Notes to financial statements

31

Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO

This filing

32

Section 1350 Certification – CEO & CFO

This filing

101.INS

 XBRL Instance

101.XSD

XBRL Schema

101.CAL

 XBRL Calculation

101.DEF

 XBRL Definition

101.LAB

XBRL Label

101.PRE

XBRL Presentation

*The exhibits were filed with the original Form 10 filed by NU-MED on December 10, 2012, file number 000-54808.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU-MED PLUS, INC.,

(Registrant)

May 13, 2013

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive

May 13, 2013

By: /s/ Jeffrey L. Robins

       Jeffrey L. Robins, Principal Accounting Officer