Form 10-Q
period 2013-06-30
Nu-Med Plus, Inc.
filed 2013-08-13
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

26,804,012 shares of $0.001 par value common stock on August 2, 2013

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

ITEM 1. FINANCIAL STATEMENTS

3

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                      OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                                                                                                                                                            12

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

(A Development Stage Company)

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2013

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

Nu-Med Plus, Inc.

(A Development Stage Company)

Financial Statements

June 30, 2013

Nu-Med Plus, Inc.

(A Development Stage Company)

Balance Sheets

	June 30,	December 31,
	2013 (unaudited)	2012
ASSETS
Current assets
Cash	$ 8,251	$ 731
Prepaid expenses, current	16,745	55,102
Total current assets	24,996	55,833
Long-term assets
Property and equipment, net	16,121	17,519
Prepaid expenses, long-term	28,678	37,051
Total long-term assets	44,799	54,570

Total assets	$ 69,795	$ 110,403

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 7,512	$ 10,587
Accrued Expense	12,080	7,400
Loan payable, Due on demand	115,100	38,500
Convertible Promissory Note, Due on demand	100,000	100,000
Total current liabilities	234,692	156,487

Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 26,804,012 and 26,804,012 shares issued and outstanding, as of June 30, 2013 and December 31, 2012 respectively.	26,804	26,804
Additional paid-in capital	194,016	193,497
Deficit accumulated during the development stage	(385,717)	(266,385)
Total stockholders' equity (deficit)	(164,897)	(46,084)

Total liabilities and stockholders' equity (deficit)	$ 69,795	$ 110,403
The accompanying notes are an integral part of these financial statements. -5-

Nu-Med Plus, Inc.

(A Development Stage Company)

Statement of Operations

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended	From Inception on October 19, 2011 Through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses
General and administrative expense	6,976	792	12,222	12,222	25,900
Payroll expense	12,154	28,845	23,789	23,789	85,406
Rent expense	4,164	4,164	8,328	8,328	22,820
Professional/Consulting Fees	9,914	12,049	68,685	68,685	238,931
Depreciation expense	699	400	1,389	1,398	3,233
Total operating expenses	33,907	46,250	114,422	65,792	376,290

Operating Loss	(33,907)	(46,250)	(114,422)	(65,792)	(376,290)

Other income/expense
Interest income	-	9	-	-	18
Interest expense	(2,768)	-	(4,910)	(4,910)	(9,445)
Total other income/expense	(2,768)	9	(4,910)	17	(9,427)

Income tax expense	-	-	-	-	-

Net loss	$ (36,675)	$ (46,241)	$ (119,332)	$ (65,775)	$ (385,717)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average common shares outstanding - basic and diluted	26,804,012	24,115,477	26,804,012	26,804,012

	The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

	Six months ended	Six months ended	From Inception on October 19, 2011 through
	June 30, 2013	June 30, 2012	June 30, 2013
Cash flows from operating activities:
Net loss	$ (119,332)	$ (65,775)	$ (385,717)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	1,398	409	3,233
Stock for service	-	6,900	50,755
Services rendered for subscription receivable	-	13,000	13,000
Services contributed by officers	519	-	3,866
Changes in operating assets and liabilities:
Decrease in prepaid expenses	46,730	(10,000)	121,730
Increase in accounts payable	(3,075)	2,481	7,512
Increase in accrued expense	4,680	4,950	12,080
Net cash used in operating activities	(69,080)	(48,035)	(173,541)

Cash flows from investing activities:
Purchases of property and equipment	-	(18,835)	(19,354)
Net cash used in investing activities	-	(18,835)	(19,354)

Cash flows from financing activities
Proceeds from common stock	-	84,647	86,046
Proceeds from loan payable	76,600	-	117,008
Payments on loan payable	-	(1,700)	(1,908)
Net cash provided by financing activities	76,600	82,947	201,146

Net increase/(decrease) in cash	7,520	16,077	8,251

Cash at beginning of period	731	870	-

Cash at end of period	$ 8,251	$ 16,947	$ 8,251

Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement.  Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. During the year there were no outstanding common stock equivalents. Furthermore, due to the net loss for the year, common stock equivalents would not be included in the calculation of the net loss per common share, as their inclusion would be anti-dilutive.

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

NOTE 3 - GOING CONCERN

The Company anticipates that the funds on hand as of June 30, 2013, will not be sufficient and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $120,000. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - FIXED ASSETS

Fixed assets and related accumulated depreciation consisted of the following at June 30, 2013, and December 31, 2012:

	June 30, 2013	December 31, 2012

Computer and office equipment	$ 19,354	$ 19,354
Accumulated depreciation	(3,233)	(1,835)

Total Fixed Assets	$ 16,121	$ 17,519

Depreciation expense for the six-months ended June 30, 2013 and 2012, was $1,398 and $409, respectively.

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at June 30, 2013.

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

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 8 - RELATED PARTY TRANSACTIONS

Contributed Services

During 2011, the Company officers contributed services to the Company in the amount of $3,347. During the quarter ended June 30, 2013, the Company officers contributed serves to the Company in the amount of $519.  The Company officers received no compensation and have no expectation of compensation for these services, either now or in the future, and waive their rights to any such compensation.

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

The Company received, during the six months ended June 30, 2013, additional proceeds from a loan in the amount of $76,600. The Lender has agreed to loan the Company up to $10,000 per month effective September 2012, for up to one year. This loan has not yet been memorialized in writing. Therefore, the loan is considered to be due on demand. On June 30, 2013, the Company accrued additional interest on this note, at a rate of 5.5% in the amount of $2,183 for the six months. The total loan balance and accrued interest is $115,100 and $2,589 respectively.

On November 14, 2012, the Company issued a $100,000 convertible promissory note to a consultant as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013. This note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion. Of the original $100,000, $75,000 had been expensed as part of the professional/consulting fees on the statement of operations during the year ended December 31, 2012, and the remaining $25,000 was expensed ratably using the straight-line method over the last three months in the service period. On June 30, 2013, the Company has accrued additional interest on this note in the amount of $2,727 for the six months. As of June 30, 2013, the company accrued interest on this note in the amount of $6,856.

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

Business

The mission of NU-MED is to design, develop, and market technologies in the medical device field. Our technologies will focus on market niches in high growth trend areas.  We hope each developed technology that will fill a current need in medical procedures by improving upon an existing technology or device, or by designing a device to serve a need that is clearly defined and acknowledged by medical professionals.

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

Prior to the founding of NU-MED PLUS, our core team Jeff Robins, William Moon, and Dr. Craig Morrison investigated, researched and worked on initial formulations of a conceptual product to convert Nitric Oxide from a proprietary formulation to a gas used to in the medical field. Based on our team’s backgrounds in the field of mechanical engineering, chemistry and medicine it was determined a potential niche market existed and the conceptual proprietary product could possibly be created.  From this initial research and some initial testing, our team believed we could create a mechanical device that could deliver Nitric Oxide to medical patients and use a new formulation of Nitric Oxide that, when combined with the new delivery device, could be accomplished in a more economical method than those currently in existence.  Recognizing the experimental nature of the intended product and the time and money commitments to get such a product to market, the team spent almost a year working on various initial equipment and formulizations before determining they could not proceed further without some additional capital.  From this realization of the need for capital, NU-MED was incorporated and an initial private placement was completed to raise some capital to create a small lab and purchase equipment, including chemicals to start working on testing the theories of the founding team. Even with almost a year of working on the proposed product and formulation, NU-MED recognizes the difficulty in developing a medical product and that other companies could expend far more resources on a similar solution and beat NU-MED to the market.  Investors in NU-MED face tremendous risk and would be betting on current management and its development staff which have not had prior success in developing and marketing medical products.  Although management believes they are developing a unique and economical solution for Nitric Oxide delivery, management acknowledges they have not developed medical products before and all of their prior development work has been for other companies and this will be the first time management and their team have tried to do so without the support of a large organization and such organizations funding capabilities.  Additionally, because of the lack of funding, several of the team members, including the person assisting in helping to formulate a powder Nitric Oxide, Tom Tait, are acting as consultants to NU-MED as they continue to work for other organizations that have the ability to pay them a salary.  Even with the ability to work on NU-MED’s project, NU-MED’s management team and consultants are not full time as they devote part of the time to other projects that have the ability to continue to pay salaries.

The core of the product embodiment is the kinetically controlled release of nitric oxide from a chemical reaction. The mechanical means to deliver a metered dose to a patient is of secondary concern and will be addressed once the nitric oxide generation has been optimized. A research laboratory, completed in July 2012, has been equipped with the appropriate safety measures (negative pressure fume hood), nitric oxide analyzer, and standard lab ware to assess chemical reactions that produce nitric oxide. The initial goal is developing a kinetic control device and be able to complete testing to optimize the process. Initial efforts are focusing on a proprietary mixture that will show the requisite parameters for generating nitric oxide in a controlled manner.  Once this stage of development is complete, we will move forward with additional development of the delivery system. The optimization may take an unknown direction that will necessitate changes in the anticipated design of the mechanical delivery apparatus.  Additionally, unforeseen delays, such as obtaining needed chemicals, which we experienced in September and October of 2012, can hamper development timelines.  Management believes it will take some time before a product will be finalized and testing completed.  Until a final product is completed and testing done, no assurance can be given we will be able to complete the product or achieve the costs savings for the patient.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, we had assets of $69,795 with current assets of $24,996 and liabilities of $234,692. Our current assets consisted primarily of prepaid expenses in the amount of $16,745 and cash of only $8,251.  We currently do not have the cash to pay ongoing expenses and have had to rely on loans from shareholders to cover expenses.  We have used the initial funding to set up our lab, pay organization costs and some initial salary payments.  Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $120,000 in additional financing for the next twelve months.   We currently have no commitments for the needed capital. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as we did in 2012 as well as potential loans from investors and shareholders.  At this time, we have no commitments from any party to help fund our operations and if we are unable to raise additional capital, we will be force to shut operations until such capital can be raised or go out of business.  At this time, we cannot say the full costs to bring our proposed product to market or the timing of such commercialization.  We think with $120,000 budgeted over the next twelve months, we will be able to continue to develop our initial product and begin limited testing. Until we receive additional capital, our timelines will continue to be delayed.  Additionally, given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2013, we had no revenues and operating expense associated with our operations of $33,907 and $114,422, respectively along with interest’s expenses of $2,768 and $4,910, respectively.  For the three and six months ended June 30, 2013, we had a net loss of $36,675 and $119,332, respectively compared to a net loss of $46,241 and $65,775, respectively, for the three and six months ended June 30, 2012.  We anticipate losses to continue for the foreseeable future and for the losses to increase as we hire personnel and move into the development phase of our operation.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company did not issue any shares in the quarter ended June 30, 2013.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2013, we have not purchased any equity securities nor have any officers or directors of the Company.

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

NU-MED PLUS, INC.,

(Registrant)

August 12, 2013

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive

August 12, 2013

By: /s/ Jeffrey L. Robins

       Jeffrey L. Robins, Principal Accounting

       Officer