Form 10-Q
period 2013-09-30
Nu-Med Plus, Inc.
filed 2013-11-14
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

29,972,346 shares of $0.001 par value common stock on November 7, 2013

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

2

ITEM 1. FINANCIAL STATEMENTS

2

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

17

SIGNATURES

18

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2013

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

Nu-Med Plus, Inc.

(A Development Stage Company)

Financial Statements

September 30, 2013

Nu-Med Plus, Inc.

(A Development Stage Company)

Balance Sheets

	September 30,	December 31,
	2013 (unaudited)	2012
ASSETS
Current assets
Cash	$ 8,339	$ 731
Prepaid expenses, current	16,745	55,102
Total current assets	25,084	55,833
Long-term assets
Property and equipment, net	17,055	17,519
Prepaid expenses, long-term	24,492	37,051
Total long-term assets	41,547	54,570

Total assets	$ 66,631	$ 110,403

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 5,873	$ 10,587
Accrued Expense	15,317	7,400
Loan payable, Due on demand	-	38,500
Loan payable, Due 3/2014	25,000	-
Convertible Promissory Note, Due on demand, Net	166,136	100,000
Total current liabilities	212,326	156,487

Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 29,804,012 and 26,804,012 shares issued and outstanding, as of September 30, 2013 and December 31, 2012 respectively.	29,804	26,804
Additional paid-in capital	352,311	193,497
Deficit accumulated during the development stage	(527,810)	(266,385)
Total stockholders' equity (deficit)	(145,695)	(46,084)

Total liabilities and stockholders' equity (deficit)	$ 66,631	$ 110,403

The accompanying notes are an integral part of these financial statements.

4

Nu-Med Plus, Inc.

(A Development Stage Company)

Balance Sheets

	Three months ended	Three months ended	Nine months ended	Nine months ended	From Inception on October 19, 2011
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	Through September 30, 2013

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses
General and administrative expense	4,054	3,558	16,277	7,298	29,955
Payroll expense	12,855	11,060	36,644	45,905	98,261
Rent expense	4,164	4,164	12,492	10,328	26,984
Professional/Consulting Fees	65,927	91,212	134,611	111,846	304,857
Depreciation expense	744	724	2,142	1,134	3,977
Total operating expenses	87,744	110,718	202,166	176,511	464,034

Operating Loss	(87,744)	(110,718)	(202,166)	(176,511)	(464,034)

Other income/expense
Interest income	-	1	-	18	18
Interest expense	(54,349)	-	(59,259)	-	(63,794)
Total other income/expense	(54,349)	1	(59,259)	18	(63,776)

Income tax expense	-	-	-	-	-

Net loss	$ (142,093)	$ (110,717)	$ (261,425)	$ (176,493)	$ (527,810)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Weighted average common shares outstanding - basic and diluted	27,619,229	26,704,012	27,078,737	21,252,416

	The accompanying notes are an integral part of these financial statements.

5

Nu-Med Plus, Inc.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	Nine months ended	Nine months ended	From Inception on October 19, 2011 through
	September 30, 2013	September 30, 2012	September 30, 2013
Cash flows from operating activities:
Net loss	$ (261,425)	$ (176,493)	$ (527,810)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	2,142	1,134	3,977
Stock for service	45,000	33,838	95,755
Services rendered for subscription receivable	-	13,000	13,000
Services contributed by officers	1,765	-	5,112
Amortization of the beneficial conversion feature	51,086	-	51,086
Changes in operating assets and liabilities:
Decrease in prepaid expenses	50,916	42,860	125,916
Increase in accounts payable	(4,714)	8,305	5,873
Increase in accrued expense	7,917	2,560	15,317
Net cash used in operating activities	(107,313)	(74,796)	(211,774)

Cash flows from investing activities:
Purchases of property and equipment	(1,679)	(18,836)	(21,033)

Net cash used in investing activities	(1,679)	(18,836)	(21,033)

Cash flows from financing activities
Proceeds from common stock	-	84,647	86,046
Proceeds from loan payable	116,600	10,000	157,008
Payments on loan payable	-	(1,700)	(1,908)

Net cash provided by financing activities	116,600	92,947	241,146

Net increase/(decrease) in cash	7,608	(685)	8,339

Cash at beginning of period	731	870	-

Cash at end of period	$ 8,339	$ 185	$ 8,339

Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

	The accompanying notes are an integral part of these financial statements.

6

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

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

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

NOTE 3 - GOING CONCERN

The Company anticipates that the funds on hand as of September 30, 2013, will not be sufficient and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $120,000 in operating budget with an additional $140,000 targeted for product development and related costs. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - FIXED ASSETS

Fixed assets and related accumulated depreciation consisted of the following at September 30, 2013, and December 31, 2012:

	September 30, 2013	December 31, 2012

Computer and office equipment	$ 21,032	$ 19,354
Accumulated depreciation	(3,977)	(1,835)

Total Fixed Assets	$ 17,055	$ 17,519

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 4 - FIXED ASSETS (continued)

Depreciation expense for the nine-months ended September 30, 2013 and 2012, was $2,142 and $1,134, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at September 30, 2013.

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

On October 2, 2012, the Company received $1,500 for 100,000 common shares valued at $0.015 per share, issued November 15, 2012.

On September 2, 2013, the Company issued 3,000,000 common shares valued at $0.015 per share for a total value of $45,000 to a consultant, as compensation, for prior services.

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

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 8 - RELATED PARTY TRANSACTIONS

Contributed Services

During 2011, the Company officers contributed services to the Company in the amount of $3,347. During the quarter ended, June 30, 2013, Company Officers contributed additional services to the Company in the amount of $519. During the quarter ended, September 30, 2013, Company officers contributed additional services to the Company in the amount of $1,246. The Company officers received no compensation and have no expectation of compensation for these services, either now or in the future, and waive their rights to any such compensation.

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

The Company received, during the nine months ended September 30, 2013, additional proceeds from a loan in the amount of $91,600. The Lender agreed to loan the Company up to $10,000 per month effective September 2012, for up to one year. This loan was memorialized in writing on September 30, 2013. The loan is considered to be a demand note, with a maturity 30 days from the receipt of demand and the holder may not make demand for payment until six month from the date thereof. On September 30, 2013, the Company accrued additional interest on this note, at a rate of 5.5% in the amount of $3,917  for the nine months. The total loan balance and accrued interest is $130,100 and $4,323 respectively. The note contains a conversion option. The conversion price is one share for each $0.01 of principal and accrued but unpaid interest of the note subject to a beneficial ownership limitation. That limitation prevents the holder from owning more than 4.9% of the number of shares of the common stock outstanding after conversion. If the holder's ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%.

On September 4, 2013 the Company entered into an agreement with a shareholder wherein shareholder would provide financing to the Company for two months at $25,000 per month. The note is due six months from the date it is presented and surrendered to the Company and bears an interest rate of 8% per annum. At the end of the quarter the outstanding principal & interest balance were $25,000 and $142 respectively.

On November 14, 2012, the Company issued a $100,000 convertible promissory note to a consultant as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013. This note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion. On September 27, 2013, the Company amended the note to include the conversion price which is one share of the Company’s common stock for each

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 9 - LOAN PAYABLE (continued)

$0.01 of principle and accrued but unpaid interest on the note. Of the original $100,000, $75,000 had been expensed as part of the professional/consulting fees on the statement of operations during the year ended December 31, 2012, and the remaining $25,000 was expensed ratably using the straight-line method over the last three months in the service period. On September 30, 2013, the Company has accrued additional interest on this note in the amount of $4,114 for the nine months. As of September 30, 2013, the company accrued interest on this note in the amount of $8,243.

The Company has evaluated these convertible under the provisions of ASC Topic 815 and has concluded that neither of the convertible contains an embedded derivative requiring bifurcation from the host contract. Therefore, we have accounted for the conversion features of these instruments in accordance with ASC Topic 470. Accordingly, we have recognized the value of beneficial conversion features in these instruments as the difference between the conversion price and the fair value of the Company’s common stock on the date of the transaction.  As a result the Company has recognized debt discounts resulting from these beneficial conversion features amounting to $50,000 and $65,050, respectively, for the November 14, 2012 and September 27, 2013 notes.  The value of these discounts is to be accreted to the loans over the remaining contractual lives of the loans.  Accretion recognized as additional interest expense during the periods ended September 30, 2013 and September 30, 2012 was $51,086 and $0, respectively. The ending value of the debt discount as of September 30, 2013 and December 31, 2012 was $63,964 and $0, respectively.

NOTE 10 - SUBSEQUENT EVENTS

The company has evaluated subsequent events through November 7, 2013, the date the financial statements were available to be issued, in accordance with ASC topic 855 and has identified the following subsequent events:

On October 28, 2013, the Company entered into a stock sales agreement and note conversion agreement with a shareholder which converted the shareholders' $50,000 note and associated accrued interest into common shares at a conversion price of $0.30 per share, resulting in 168,334 shares issued.  Under the agreement, an additional $80,000 was sold to the shareholder at $0.30 per share with payments receivable in four installments made by the 5th of each month beginning November 5, 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, we had assets of $66,631 with current assets of $25,084 and liabilities of $212,326. Our current assets consisted primarily of prepaid expenses in the amount of $16,745 and cash of only $8,339.  We currently do not have the cash to pay ongoing expenses and have had to rely on loans from shareholders to cover expenses.  We have used the initial funding to set up our lab, pay organization costs and some initial salary payments.  Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $120,000 in additional financing for the next twelve months for operations and an additional $140,000 to complete the prototypes of our designs, initial testing and patent applications.   We currently have no commitments for the needed capital. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as we did in 2012 as well as potential loans from investors and shareholders.  At this time, we have no commitments from any party to help fund our operations and if we are unable to raise additional capital, we will be force to shut operations until such capital can be raised or go out of business. At this time, we cannot say the full costs to bring our proposed product to market or the timing of such commercialization.  We think with $120,000 operating budgeted over the next twelve months along with the $140,000 targeted to continued product development, we will be able to continue to develop our initial product and begin limited testing. Until we receive additional capital, our timelines will continue to be delayed.  Additionally, given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase. We have a commitment from one shareholder to fund an additional eighty thousand dollars ($80,000) over a four month period, but such funding will still leave the Company short of the necessary capital to continue operations and fund ongoing development costs. Without additional funding, we will not be able to remain in business.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2013, we had no revenues and operating expense associated with our operations of $87,744 and $202,166, respectively.  For the three and nine months ended September 30, 2013, we had a net loss of $142,093 and $261,425, respectively compared to a net loss of $110,717 and $176,493, respectively, for the three and nine months ended September 30, 2012.  We anticipate losses to continue for the foreseeable future and for the losses to increase as we hire personnel and move into the development phase of our operation.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2013, the Company issued 3,000,000 restricted shares of the Company’s common stock to Tom Tait.  Mr. Trait has been assisting the Company since its founding in developing its formulation for Nitric Oxide and the delivery mechanism.  The issuance of shares reflected the Company’s recognition of Mr. Tait’s ongoing effort to assist the Company in the development of products and the increased responsibility Mr. Tait is assuming in such development.  The shares were issued in reliance on exemptions from the registration provisions, including Section 4(2) of the Securities Act.  In October 2013, the Company converted a promissory note owed to one shareholder into shares of Common Stock at the rate of one share of common stock for every $0.30 of principal and interest converted.  As a result of the conversion of the promissory note, the Company issued 168,334 shares of common stock for the conversion of the promissory note. The note holder also agreed to purchase an additional 266,666 shares at a purchase price of $0.30 per share.  The purchase price of eighty thousand dollars ($80,000) is to be paid over four monthly installments with the first monthly installment due on November 5, 2013. Proceeds of the sale will be used to fund general working capital needs of the Company. The note holder was an accredited investor and the Company relied on the exemptions from the registration provisions of the Securities Act provided under Section 4(2) of the Securities Act and Regulation D, Rule 506.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2013, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosure

NA- The Company has no mining activities.

ITEM 5.  Other Information.

On September 27, 2013, the Company memorialized in a promissory note with Smith Corporate Services, Inc. (“SCS”) prior loans from SCS to the Company in the amount of $130,100.  Additionally, the Company and SCS entered into an amendment to the prior note with SCS setting the conversion price and certain restrictions on conversion to be the same as the new note.  The SCS promissory note entered into on September 27, 2013 bears interest at 8% per annum and is convertible into shares of the Company’s common stock at the rate of one share of the Company’s common stock for every $0.01 in principal and interest converted.  The note is due and payable on demand by SCS or holder but no demand can be made for the first six months.  The note may not be converted if such conversion would increase SCS’s holdings in the Company to greater than 9.9% of the issued and outstanding shares of Common Stock.  Once SCS’s holdings fall below 4.9%, the note may not be converted into shares of commons stock if such conversion would increase SCS’s holdings in the Company to greater than 4.9%.  The limitation on conversion does not apply in certain situations include a change in control of the company or if certain fundamental transactions occur including the merger or sale of the Company or sale of substantially all of the assets or the Company or in the event of liquidation of the Company.  The amended note with SCS which was in the amount of $100,000 now contains the same conversion and limitation on conversion as the new note.  The Company now has two notes to SCS totaling $230,100.  The conversion terms of the notes can cause substantial dilution to shareholders given the notes could be converted into a significant portion of the Company’s common stock, particularly in the event of sale and merger or the Company.  Such conversion would not only be dilutive to current and future shareholders but would limit the funds received by such shareholders if the Company were to be sold or its assets sold.  The note to SCS may also create a negative effect on any trading market that may develop for the Company’s shares of common stock given the conversion price of $0.01.  With a conversion price of $0.01, the two notes could be converted to 23,010,000 shares of the Company’s common stock.

ITEM 6.  Exhibits

a) Index of Exhibits:

Exhibit Table #

Title of Document

Location

3 (i)

Articles of Incorporation

Incorporated by reference*

3 (ii)

Bylaws

Incorporated by reference*

10.1

Promissory Note

Incorporated by reference**

10.2

Second Amended Promissory Note

Incorporated by reference**

10.3

Stock Purchase Agreement

Incorporated by reference***

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

**The exhibit was previously filed with a Form 8-K filed by NU-MED on October 1, 2013.

***The exhibit was previously filed with a Form 8-K filed by the Company on October 31, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU-MED PLUS, INC.,

(Registrant)

November 14, 2013

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive

November 14, 2013

By: /s/ Jeffrey L. Robins

       Jeffrey L. Robins, Principal Accounting

       Officer