Form 10-K
period 2013-12-31
Nu-Med Plus, Inc.
filed 2014-02-21
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2013

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

As of February 12, 2014, the Registrant had 31,772,346 shares of common stock issued and outstanding.

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

NU-MED intends to become a medical device company principally engaged in the design, innovation, development, enhancement and commercialization of beginning, early, and selective later-stage quality medical devices. Our immediate focus is on the creation of a nitric oxide powder formulation, a hospital bedside nitric oxide generator and a mobile rechargeable device to deliver nitric oxide gas to offer solutions to hospitals, health systems and the medical community throughout the world.

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

We have begun preliminary work on the delivery systems but do not believe such systems will be available for several years.  Our initial goals from the delivery system development will be to obtain a prototype for internal testing and file for provisional patent protection.  Due to the costs of testing and FDA approvals, we do not anticipate moving beyond our lab testing for at least the next year or longer.  Additionally we would need to raise substantial more capital to further testing and hire third party laboratories to move beyond the initial development and testing phase.

Products

NU-MED PLUS will initially develop three distinct products. NU-MED products have not been fully developed therefore we have not made any submission for FDA approval under any medical use nor do we anticipate any submittals for some time.

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

Nitric oxide is an extremely important bio-mediator in the human body that is produced from the amino acid l-arginine. Nitric oxide has anti-inflammatory properties, antibacterial, antiviral and antifungal properties which make it useful in certain medical treatments. At the present time inhaled nitric oxide (iNO) is used as a selective vaso-dilator in infants. The only use of nitric oxide that has been approved by the FDA at this time is Hypoxia in premature infants and newborn babies. Management is not aware of any other potential uses of nitric oxide that have been cleared by the FDA but this may change as new submittals are made. The heavy costs of delivering nitric oxide to patients have created limitations in the use of nitric oxide. As an additional motivation to reduce these costs, discoveries that have occurred since the first FDA approved use of nitric oxide in 1999 have led to new potential uses, which still need FDA approval, in a wide variety of diseases and health complications, including flu viruses, bacterial infections, tuberculosis, and much more. NU-MED hopes to take advantage of the expanding medical uses of nitric oxide and the current high costs of delivering nitric oxide by developing a new generated nitric oxide method that reduces the delivery costs.  Given NU-MED’s size, we do not anticipate being involved in any studies on new uses of nitric oxide and will rely on other parties to continue to advance the uses of nitric oxide.

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

We hope to develop a proprietary compound formulation that will be utilized to produce medical grade nitric oxide gas in our bedside and rechargeable device generators.  Management believes that with the further refinement of our formulation, we can make or filter medical grade nitric oxide gas with minimal amounts of nitrogen dioxide, and that this process can produce medical grade nitric oxide gas in ample quantities for any current or prospective use and hopefully at a price less than that of all currently available technologies.  Management believes the only approved and available medical grade nitric oxide source is a product named Inomax. Since this is a single source market there is no price competition and price is set at a "market can bear" level. We believe, given this structure there is ample room for a competitive response from NU-MED using on site generated nitric oxide at a lower cost to penetrate the market. The cost of materials and labor for the NU-MED product is anticipated to be low providing attractive margins. Our product must have a known shelf life and be available in various configurations to yield known concentrations and volumes of gas.  Packaging is another critical developmental process that we will address after completion of our formulation.

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

All human medical uses of nitric oxide gas require FDA approval prior to initiating sales in the United States, and the approval of similar international agencies in their respective countries.  Approval can be a long and expensive process, with no assurance that any such approval can or will ever be obtained. Our products from the compound formulation for nitric oxide to our delivery machine will have to be approved by the FDA prior to any sales for human use.  Although the FDA can approve “uses” for nitric oxide and such uses can be expanded, our products, both our formulations and equipment, would also have to be approved to be used in association with the treatment using nitric oxide.  Accordingly, although the “uses” of nitric oxide such as its use for hypoxia in newborns is already approved by the FDA, we still would need to have our machine and compound approved by the FDA for such treatment.  Although having the “use” of nitric oxide would reduce our overall costs since we would not have to prove the efficacy of the treatment but only that our product and compounds are “substantially equivalent” to those already approved by the FDA.  Even this level of approval still requires time and costs and creates additional uncertainty as to our ability to bring a product to the marketplace.  We currently do not have the funds to seek such an approval and do not anticipate seeking FDA approval for several years.  Focus over the next twelve months will be on continuing development and patent applications.

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

Since the inception of the only FDA approved treatment of hypoxia in newborns with nitric oxide (INOMAX from Ikaria Holdings) management initial research has shown approximately 394,000 patients have been treated worldwide over a ten-year period. Management believes the cost of a typical nitric oxide delivery system is approximately $30,000 each.  Market expansion in the US will occur based on FDA approvals for other medical uses of nitric oxide therapies.

Competition

Large companies with established brand names have a distinct advantage in the medical device arena. The costs of developing a product followed by the costs of testing and licensing favor larger well financed and establish companies.  It will be difficult for NU-MED to compete in this industry and we will have to focus on the niche products, if we hope to be able to compete. The number of companies that have a product or products involving nitric oxide and free radicals is quite large and difficult to determine precisely as this is not the main focus of these companies.

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

Management believes Ikaria Holdings Inc. is the only company with an FDA approved nitric oxide (INOMAX) delivery system in commerce. The FDA approval is limited to persistent pulmonary hypertension in newborns (PPHN). Ikaria has submitted several other specific medical uses of nitric oxide to the FDA for approval. The system consists of a pressurized tank source of the nitric oxide and a delivery and monitoring system and is intended for non-portable hospital use.

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

The following is brief summary of applicable governmental regulations which we may be subject in our planned business operations related to the use of our products in the medical field.  It should be notes we do not have the capital to engage in any regulatory approval at this time and instead, for the foreseeable future, we will be focused on the development of our technology and initial patent applications.

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

In addition to the foregoing, our present and future business may be subject to various laws and regulations relating to safe working conditions, clinical, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research, as well as national restrictions on technology transfer, and import, export and customs regulations and similar laws and regulations in foreign countries. Due to the extensive regulatory requirements, management does not anticipate any submittals for some time until the technology is more developed and tested in the lab.  At such time as management feels initial submittals are warranted, significant additional capital will need to be raised to proceed with even initial submittals  As such, we believe any commercialization of our product is years away and we will continue to be reliant on loans and stock sales to stay in business.

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

We currently have note payables that may be converted into shares of our common stock which could result in substantial dilution to current investors.

We have a note payables which may be converted into shares of our common stock at $0.01 per share of principal and interest.  With approximately $200,000 in principal and $20,862 in accrued interest on the notes, if the notes are converted, over 22,000,000 additional shares would be issued.  If the notes were converted into shares of our common stock, investors would suffer substantial dilution to their ownership percentage in NU-MED and to their overall value.  We would expect any issuance to be very dilutive to current investors resulting in potential loss of value to the investors.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the over the counter bulletin board and OTCQB under the symbol NUMD.  There have been no sales of shares.

At February 12, 2014, the Company had approximately 122 shareholders of record.  As of February 12, 2014, the Company had 31,772,346 shares of its Common Stock issued and outstanding.

Transfer Agent

NU-MED’s transfer agent is Interwest Stock Transfer Company, 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117; telephone number 801-272-9294.

Recent Sales of Unregistered Securities

NU-MED was formed in 2011 and at the time of formation the three founders received 13,000,000 shares of common stock related to the founding and initial funding of NU-MED.  Subsequently in April 2012, NU-MED completed a private placement of its securities under Rule 506 of the rules and regulations promulgated under the Securities Act of 1933, and section 4(2) of the Securities Act.  A total of 5,843,500 shares were issued at $0.015 per share to a total of 55 shareholders all of whom were accredited investors.  Additionally, in April 2012, we issued 7,860,512 shares to nine individuals and one corporation for consulting services to be provided during the period April 1, 2012 through April 1, 2016.  The shares were issued under section 4(2) of the Securities Act. Consultants receiving shares included 3,561,942 shares to SCS, Inc. for its services in organizing the business and providing strategic management assistance, 1,000,000 shares to Tom Tait for his assistance with product development, 1,000,000 shares to Kim Boyce for his assistance with business operations and management, 650,000 shares to Mark Christensen for his services related to financial and accounting services, 500,000 shares each to Dave Schenk and David Nelson for their services related to marketing our product and business management. In November 2012, NU-MED entered into written consulting contracts with SCS, Boyce, Tait and Christenson regarding the consulting services being provided and covering the share issuance.  The contracts were not entered into until November 2012 as the NU-MED was focused on operational issues and had to rely on oral commitments from the consultants as the formation issues and operational needs were addressed.  Management believed their knowledge of the consultants provided them with the ability to rely on oral contracts until written agreements could be finalized.  For consultants that were providing limited services and not deemed to be providing key ongoing services to the company, no written contracts were entered due to the costs requirements for legal and the amount of the value of services provided.  All shares were issued at a valuation of $0.015 which tied to the price paid in the private placements.  Additional shares were issued to parties for services ranging from administrative/secretarial to filing assistance.  All shares except those issued to SCS, Inc. were to be earned over four years starting in April 2012.  All shares issued to SCS, Inc. are deemed earned over the one year term of SCS consulting contract.  On October 2, 2012, the Company received $1,500 for 100,000 common shares.  The purchaser of the shares had indicated during the private placement they wanted to buy in the private placement but did not return the subscription until later.  The Company elected to go ahead and take the subscription from the individual. On September 2, 2013, the Company issued 3,000,000 common shares valued at $0.015 per share for a total value of $45,000 to a consultant, as compensation, for prior services. On October 28, 2013, the Company issued 168,334 common shares valued at $0.30 per share for a total value of $50,500 in exchange for a $50,000 note payable and for $500 in accrued interest.  In November and December of 2013, the Company received $40,300 for a Stock Subscription Payable, for which common stock is to be issued in 2014, at a value of $0.30 per share.  On January 7, 2014, the Company issued one million eight hundred thousand (1,800,000) shares of its common stock to Smith Corporate Services, Inc. (“SCS”) for its past and ongoing consulting work to the Company.  SCS previously entered into a consulting agreement with the Company in November 2012 which ran for a period of one year.  The Company and SCS have been negotiating a new contract to compensate SCS for its ongoing consulting services to the Company.  During these negotiations, SCS has continued to provide consulting services with the understanding that a new contract would be entered into for another one year period.  Since the Company has limited funds, the Company and SCS agreed the new contract would be for only shares of the Company’s common stock and not contain any cash consideration.  Based on the current lack of a market for the Company’s common stock and long term illiquid nature of the shares, the Company and SCS determined a fair amount of the shares and placed a value on the shares of $0.01 per share in determining the value of the shares to SCS. The shares issued will be restricted and were issued under an exemption from registration under Section 4(2) of the Securities Act.

The Company received, during the year ended December 31, 2013, additional proceeds from a loan in the amount of $91,600 from SCS. SCS agreed to loan the Company up to $10,000 per month effective September 2012, for up to one year. This loan was memorialized in writing on September 30, 2013. The loan was a demand note, with a maturity 30 days from the receipt of demand and the holder may not make demand for payment until six month from the date thereof. On December 31, 2013, the Company accrued additional interest on this note, at a rate of 8.0% in the amount of $8,321 for the year. The total loan balance and accrued interest is $130,100 and $8,727 respectively. The note contains a conversion option. The conversion price is one share for each $0.01 of principal and accrued but unpaid interest of the note subject to a beneficial ownership limitation. That limitation prevents the holder from owning more than 4.9% of the number of shares of the common stock outstanding after conversion. If the holder's ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%.

On September 4, 2013, the Company entered into an agreement with a shareholder wherein shareholder would provide financing to the Company for two months at $25,000 per month. The note was due six months from the date it is presented and surrendered to the Company with an interest rate of 8% per annum. In September and October 2013, the Company received two $25,000 loans for a total of $50,000, and on October 28, 2013, the outstanding balance of $50,000 along with accrued interest of $500 was converted into common stock at a value of $0.30 per share.

On November 14, 2012, the Company issued a $100,000 convertible promissory note to SCS as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013. This note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion. On September 27, 2013, the Company amended the note to include the conversion price which is one share for each $0.01 of principle and accrued but unpaid interest of the note. On December 31, 2013, the Company has accrued additional interest on this note in the amount of $5,500 for the year ended December 31, 2013. As of December 31, 2013, the company accrued interest on this note in the total amount of $9,629.

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Financial Information

We have not had any revenues since our inception in 2011.  Our net loss for the year ended December 31, 2013, was $332,290 and for the year ended December 31, 2011, was $262,744.  At December 31, 2013, we had current assets of $31,224 and working capital deficit of $189,138.  Our current assets consisted of $13,229 in cash and the remainder was prepaid expenses.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Revenues	$ -	$ -
General and Administrative Expenses	20,358	13,402
Net Loss	(332,290)	(262,744)
Basic Income (Loss) per Share	(0.01)	(0.01)
Diluted Income (Loss) per Share	(0.01)	(0.01)
Basic and Diluted Weighted Average Number of Shares Outstanding	27,819,829	22,635,331
BALANCE SHEET DATA:
	December 31, 2013	December 31, 2012
Total Current Assets	$ 31,224	$ 55,833
Total Assets	96,022	110,403
Total Current Liabilities	220,362	156,487
Working Capital	189,138	(100,654)
Stockholders’ Equity (Deficit)	(124,340)	(46,084)

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the audited financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the year ended December 31, 2013, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our lab has been successfully equipped and we are proceeding with development of our proprietary product technology. Our technology is at the early development stage and management plans are to concentrate on further improvement of our technology. Our budget requirements for the next year will be centered upon factors relating to the testing, research and enhancement with the intention being to patent our formulation and design. Included in our budget for the next year is the costs of chemical standards, gases and equipment we have projected we will need. Contained also within in our budget are auditing costs and legal fees which include patent filing expenses.  Projected costs to continue operation for the next year are $220,000 and may increase depending on the costs of patent applications and ongoing development work. At this time, we do not have the funds to operate at this level and are seeking financing either through debt or equity.  If we cannot raise the needed capital, we will not be able to remain in business.

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

Liquidity and Capital Resources

At December 31, 2013, we had assets of $96,022 with current assets of $31,224 and liabilities of $220,362. Our current assets consisted primarily of prepaid expenses in the amount of $17,995 and cash of $13,229.   At December 31, 2012, we had current assets of $55,883 but only $731 was cash with the balance being prepaid expense compared to liabilities of $156,487 at December 31, 2012. We currently do not have the cash to pay ongoing expenses and have had to rely on loans from shareholders to cover expenses.  We have used the initial funding to set up our lab, pay organization costs and some initial salary payments.  Without additional capital, we will not be able to stay in business and move our business plan forward.  We currently have no commitments for the needed capital. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales and potential loans from investors and shareholders.  At this time, we have no commitments from any party to help fund our operations and if we are unable to raise additional capital, we will be force to shut operations until such capital can be raised or go out of business.  At this time, we cannot say the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the year ended December 31, 2013, we had no revenues and operating expenses of $233,636 and interest expense of $98,655 resulting in a net loss of $332,290 compared to a net loss for the year ended December 31, 2012 of $262,744. We anticipate losses to continue for the foreseeable future and for the losses to increase as we hire personnel and move into more development and testing of our proposed products. Additionally, we are preparing patent applications which will require additional capital to pay for outside attorneys and consultants.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Based on this evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting were effective to provide reasonable assurances based on the above criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm since the Company is not an accelerated filer or large accelerated filed.

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

Name	Age	Title
Jeffrey L. Robins	65	CEO, Director
William G. Moon	64	Vice President of Technology/Operations, Director
Dr. Craig Morrison	71	Vice President of Research and Applications, Director

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2013, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Jeffrey L. Robins	2013	$42,600	--	--	--	--	--	$42,600
CEO	2012	$39,600	--	$5,000	--	--	--	$44,600
	2011	$2,423	--	--	--	--	--	$2,423

________________

Mr. Robins began taking a salary in February 2012.  Mr. Robins’ salary is currently $42,600 a year or $3,550 a month.

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding equity awards at fiscal year-end 2013, 2012 or 2011.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2013, 2012 and 2011, there were no stock options or SAR Grants.

Stock Option Exercise

In fiscal 2013, 2012 and 2011, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2013, 2012 or 2011 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.  We did not compensate our directors for service on the Board of Directors during fiscal 2013. 2012 and 2011.

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

No such interlocks existed or such decisions were made during fiscal years 2013 and 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of February 12, 2014, with respect to the beneficial ownership of the Company’s Common Stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock.  At February 12, 2014, there were 31,772,346 shares of common stock outstanding.

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

	Amount of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Common stock
Principal Shareholders
Jeffrey L. Robins 2152 W. Bryce Drive Kaysville, Utah 84037	5,000,000	15.74%
William G. Moon 2595 North 140 East, #306 Provo, Utah 84604	4,000,000	12.59%
Dr. Craig Morrison 975 North Terrace Drive Provo, Utah 84601	4,000,000	14.59%
Smith Corporate Services, Inc.. 455 East 500 South, Suite 201 Salt Lake City, Utah 84111	2,639,917	8.3%
Thomas A. Tait 12560 Kaibae Court Colorado Springs, Colorado 80908	4,000,000	12.59%
Officers and Directors
Jeffrey L. Robins	5,000,000	15.74%
William G. Moon	4,000,000	12.59%
Dr. Craig Morrison	4,000,000	12.59%
Director and executive officer of the
Company (3 individuals)	13,000,000	40.92%

_________________________________

Smith Corporate Services, Inc. (dba SCS, Inc. or “SCS”) is owned and controlled by Karl Smith.  SCS is also owed $100,000 by NU-MED and continues to provide additional loans to NU-MED.  Currently, of the amount owed to SCS, $100,000 in promissory notes is subject to conversion rights into shares of common stock at a conversion price of to be agreed upon in the future prior to any conversion which would result in additional shares of common stock being issued increasing SCS ownership interest in NU-MED.  In addition to the shares owned by SCS, Mr. Smith’s wife trust owns 100,000 shares.

Control by Existing Stockholders

Current management has over 40% of the issued and outstanding shares of common stock.  As a result, it is likely they will be able to  control NU-MED  and will most likely continue to be in a position to elect at least a majority of the Board of Directors of NU-MED, to dissolve, merge or sell the assets of NU-MED, and generally, to direct the affairs of NU-MED.

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

On September 2, 2013, the Company issued 3,000,000 common shares valued at $0.015 per share for a total value of $45,000 to a consultant, Tom Tait, as compensation, for services. On January 7, 2014, the Company issued one million eight hundred thousand (1,800,000) shares of its common stock to Smith Corporate Services, Inc. (“SCS”) for its past and ongoing consulting work to the Company.  SCS previously entered into a consulting agreement with the Company in November 2012 which ran for a period of one year.  The Company and SCS have been negotiating a new contract to compensate SCS for its ongoing consulting services to the Company.  During these negotiations, SCS has continued to provide consulting services with the understanding that a new contract would be entered into for another one year period.  Since the Company has limited funds, the Company and SCS agreed the new contract would be for only shares of the Company’s common stock and not contain any cash consideration.  Based on the current lack of a market for the Company’s common stock and long term illiquid nature of the shares, the Company and SCS determined a fair amount of the shares and placed a value on the shares of $0.01 per share in determining the value of the shares to SCS.

The Company received, during the year ended December 31, 2013, additional proceeds from a loan in the amount of $91,600 from SCS. SCS agreed to loan the Company up to $10,000 per month effective September 2012, for up to one year. This loan was memorialized in writing on September 30, 2013. The loan was a demand note, with a maturity 30 days from the receipt of demand and the holder may not make demand for payment until six month from the date thereof. On December 31, 2013, the Company accrued additional interest on this note, at a rate of 8.0% in the amount of $8,321 for the year. The total loan balance and accrued interest is $130,100 and $8,727 respectively. The note contains a conversion option. The conversion price is one share for each $0.01 of principal and accrued but unpaid interest of the note subject to a beneficial ownership limitation. That limitation prevents the holder from owning more than 4.9% of the number of shares of the common stock outstanding after conversion. If the holder's ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%.

On November 14, 2012, the Company issued a $100,000 convertible promissory note to SCS as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013. This note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion. On September 27, 2013, the Company amended the note to include the conversion price which is one share for each $0.01 of principle and accrued but unpaid interest of the note. On December 31, 2013, the Company has accrued additional interest on this note in the amount of $5,500 for the year ended December 31, 2013. As of December 31, 2013, the company accrued interest on this note in the total amount of $9,629.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $16,550 and $16,445 for each of the years ending December 31, 2013 and 2012, respectively.

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

10.01

10

Consulting Contract – SCS

               Incorporated

By reference**

10.02

10

Consulting Agreement – Tait

This Filing

10.03

10

Amended Promissory Note – SCS

This Filing

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

**The consulting contract was filed with the Form 8-K dated January 7, 2014 and filed on January 8, 2014.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU-MED PLUS, INC.

February 21, 2014

By:  /s/ Jeffrey L. Robins

      Jeffrey L. Robins, CEO, Principal Executive

February 21, 2014

By: /s/ Jeffrey L. Robins

       Jeffrey L. Robins, Principal Accounting Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature

Title

Date

/s/ Jeffrey L. Robins

Director, CEO

February 21, 2014

Jeffrey L. Robins

/s/ William G. Moon

Director, Vice President of Operations

February 21, 2014

William G. Moon

/s/ Dr. Craig Morrison

Director, Vice President of Technology

February 21, 2014

Dr. Craig Morrison

Nu-Med Plus, Inc.

(A Development Stage Company)

Financial Statements

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nu-Med Plus, Inc. (A Development Stage Company)

(A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Nu-Med Plus, Inc. (A Development Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and from inception on October 19, 2011 through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nu-Med Plus, Inc. (A Development Stage Company) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and from inception on October 19, 2011 through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company does not currently have sufficient funding for its operations and additional debt and equity funding will need to be obtained to meet the Company’s operating needs.  This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

February 21, 2014

Nu-Med Plus, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash	$ 13,229	$ 731
Prepaid expenses, current	17,995	55,102
Total current assets	31,224	55,833
Long-term assets
Property and equipment, net	43,242	17,519
Prepaid expenses, long-term	21,556	37,051
Total long-term assets	64,798	54,570

Total assets	$ 96,022	$ 110,403

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 116	$ 10,587
Accrued Expense	20,862	7,400
Loan payable, Due on demand	-	38,500
Convertible Promissory Note, Due on demand, net	199,384	100,000
Total current liabilities	220,362	156,487

Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 29,972,346 and 26,804,012 shares issued and outstanding, as of December 31, 2013 and December 31, 2012 respectively.	29,972	26,804
Additional paid-in capital	404,063	193,497
Stock subscription payable	40,300	-
Deficit accumulated during the development stage	(598,675)	(266,385)
Total stockholders' equity (deficit)	(124,340)	(46,084)

Total liabilities and stockholders' equity (deficit)	$ 96,022	$ 110,403

The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc.

(A Development Stage Company)

Statements of Operations

	Year ended	Year ended	From Inception on October 19, 2011 Through
	December 31, 2013	December 31, 2012	December 31, 2013

Revenue	$ -	$ -	$ -

Operating expenses
General and administrative expense	20,538	13,402	34,217
Payroll expense	49,571	58,270	111,188
Rent expense	16,656	14,492	31,148
Professional and consulting Fees	143,676	170,246	313,921
Depreciation and amortization expense	3,195	1,817	5,031
Total operating expenses	233,636	258,227	495,505

Operating Loss	(233,636)	(258,227)	(495,505)

Other income and expense
Interest income	1	18	19
Interest expense	(98,655)	(4,535)	(103,189)
Total other income and expense	(98,654)	(4,517)	(103,170)

Income tax expense	-	-	-

Net loss	$ (332,290)	$ (262,744)	$ (598,675)

Basic and diluted loss per share	$ (0.01)	$ (0.01)
Weighted average common shares outstanding - basic and diluted	27,819,829	22,635,331

The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional	Stock Subscription	Deficit Accumulated During the
	Shares	Amount	Shares	Amount	Paid-In Capital	Receivable/ Payable	Development Stage	Total
Balance at Inception, October 19, 2011	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Common Stock issued to founders	-	-	13,000,000	13,000	-	(13,000)	-	-
Services contributed by officers	-	-	-	-	3,347	-	-	3,347
Net loss for the year ended Dec 31, 2011	-	-	-	-	-	-	(3,641)	(3,641)
Balance, December 31, 2011	-	-	13,000,000	13,000	3,347	(13,000)	(3,641)	(294)
Stock subscription receivable relieved	-	-	-	-	-	13,000	-	13,000
Common Stock issued through private placement	-	-	5,843,500	$ 5,844	$ 81,809	-	-	87,653
Common Stock issued to contractors	-	-	7,860,512	7,860	110,047	-	-	117,907
Costs related to private placement	-	-	-	-	(3,106)	-	-	(3,106)
Common Stock issued through private placement	-	-	100,000	100	1,400	-	-	1,500
Net loss for the year ended
December 31, 2012	-	-	-	-	-	-	(262,744)	(262,744)
Balance, December 31, 2012	-	-	26,804,012	26,804	193,497	-	(266,385)	(46,084)
Services contributed by officers	-	-	-	-	3,184	-	-	3,184
Payment received for unissued common stock shares	-	-	-	-	-	40,300	-	40,300
Common Stock issued for loan conversion	-	-	168,334	168	50,332	-	-	50,500
Common Stock issued to contractors	-	-	3,000,000	3,000	42,000	-	-	45,000
Beneficial conversion feature	-	-	-	-	115,050	-	-	115,050
Net loss for the year ended Dec 31, 2013	-	-	-	-	-	-	(332,290)	(332,290)
Balance, December 31, 2013	-	$ -	29,972,346	$29,972	$ 404,063	$ 40,300	$ (598,675)	$(124,340)

The accompanying notes are an integral part of these financial statements.

Nu-Med, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year ended December 31, 2013	Year ended December 31, 2012	From Inception on October 19, 2011 through December 31, 2013
Cash flows from operating activities:
Net loss	$ (332,290)	$ (262,744)	$ (598,675)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	3,195	1,817	5,030
Stock for service	72,602	50,755	123,357
Services rendered for subscription receivable	-	13,000	13,000
Services contributed by officers	3,184	-	6,532
Amortization of the Beneficial Conversion Feature	84,334	-	84,334
Changes in operating assets and liabilities:
Decrease in prepaid expenses	25,000	75,000	100,000
Increase in accounts payable	(10,470)	10,587	116
Increase in accrued expense	13,962	7,400	21,362
Net cash used in operating activities	(140,483)	(104,185)	(244,944)
Cash flows from investing activities:
Purchases of property and equipment	(28,919)	(18,800)	(48,273)
Net cash used in investing activities	(28,919)	(18,800)	(48,273)
Cash flows from financing activities
Proceeds from the sale of common stock	40,300	86,046	126,346
Proceeds from loans payable	141,600	38,708	182,008
Payments on loans payable	-	(1,908)	(1,908)
Net cash provided by financing activities	181,900	122,846	306,446
Net increase(decrease) in cash	12,498	(139)	13,229
Cash at beginning of period	731	870	-
Cash at end of period	$ 13,229	$ 731	$ 13,229
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Supplemental schedule of non-cash financing activities

During the twelve months ended Dec 31, 2013, the Company issued 3,000,000 shares of common stock for services provided by a consultant. The Company also issued 168,334 common shares valued at $0.30 per share for a total value of $50,500 in exchange for a $50,000 note payable and $500 of accrued interest.

The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Period from Inception on October 19, 2011 Through

December 31, 2013

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

December 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement.

	For the year ended	For the year ended
	December 31, 2013	December 31, 2012

Net loss (numerator)	$ (332,290)	$ (262,744)
Shares (denominator)	27,819,829	22,635,311
Net loss per share amount	$ (0.01)	$ (0.01)

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

i. Research and Development Costs

Research and development costs are expenses as incurred.  These costs consist primarily of consulting fees and payroll related costs.  The costs for the years ended December 31, 2013 and 2012 were $66,214 and $22,134, respectively.

NOTE 3 - GOING CONCERN

The Company anticipates that the funds on hand as of December 31, 2013, will not be sufficient and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $220,000 for 2014. The company is funded through February 2014 and are in negotiations with 3 other investors to take the Company through 2014. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Period from Inception on October 19, 2011 Through

December 31, 2013

NOTE 4 - FIXED ASSETS

Fixed assets and related accumulated depreciation consisted of the following at December 31, 2013, and December 31, 2012:

	December 31, 2013	December 31, 2012

Computer and office equipment	$ 48,273	$ 19,354
Accumulated depreciation	(5,031)	(1,835)

Total Fixed Assets	$ 43,242	$ 17,519

Depreciation expense for the years ended December 31, 2013 and 2012, was $3,195 and $1,817, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at December 31, 2013.

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

On October 28, 2013, the Company issued 168,334 common shares valued at $0.30 per share for a total value of $50,500 in exchange for a $50,000 note payable and for $500 in accrued interest.

In November and December of 2013, the Company received $40,300 for a Stock Subscription Payable, for which common stock is to be issued in 2014, at a value of $0.30 per share.

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Period from Inception on October 19, 2011 Through

December 31, 2013

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Contributed Services

During the year ended December 31, 2013, Company Officers contributed additional services to the Company in the amount of $3,184. The Company officers received no compensation and have no expectation of compensation for these services, either now or in the future, and waive their rights to any such compensation.

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

The Company received, during the year ended December 31, 2013, additional proceeds from a loan in the amount of $91,600. The Lender agreed to loan the Company up to $10,000 per month effective September 2012, for up to one year. This loan was memorialized in writing on September 30, 2013. The loan is considered to be a demand note, with a maturity 30 days from the receipt of demand and the holder may not make demand for payment until six month from the date thereof. On December 31, 2013, the Company accrued additional interest on this note, at a rate of 8.0% in the amount of $8,321 for the year. The total loan balance and accrued interest is $130,100 and $8,727 respectively. The note contains a conversion option. The conversion price is one share for each $0.01 of principal and accrued but unpaid interest of the note subject to a beneficial ownership limitation. That limitation prevents the holder from owning more than 4.9% of the number of shares of the common stock outstanding after conversion. If the holder's ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%.

On September 4, 2013 the Company entered into an agreement with a shareholder wherein shareholder would provide financing to the Company for two months at $25,000 per month. The note is due six months from the date it is presented and surrendered to the Company and bears an interest rate of 8% per annum. In September and October 2013, the Company received two $25,000 loans for a total of $50,000, and on  October 28, 2013, the outstanding balance of $50,000 along with accrued interest of $500 was converted into common stock at a value of $0.30 per share.

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Period from Inception on October 19, 2011 Through

December 31, 2013

On November 14, 2012, the Company issued a $100,000 convertible promissory note to a consultant as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013. This note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion. On September 27, 2013, the Company amended the note to include the conversion price which is one share for each $0.01 of principle and accrued but unpaid interest of the note. Of the original $100,000, $75,000 had been expensed as part of the professional/consulting fees on the statement of operations during the year ended December 31, 2012, and the remaining $25,000 was expensed ratably using the straight-line method over the last three months in the service period. On December 31, 2013, the Company has accrued additional interest on this note in the amount of $5,500 for the year ended December 31, 2013. As of December 31, 2013, the company accrued interest on this note in the total amount of $9,629.

The Company has evaluated these convertible under the provisions of ASC Topic 815 and has concluded that neither of the convertible contains an embedded derivative requiring bifurcation from the host contract. Therefore, we have accounted for the conversion features of these instruments in accordance with ASC Topic 470. Accordingly, we have recognized the value of beneficial conversion features in these instruments as the difference between the conversion price and the fair value of the Company’s common stock on the date of the transaction.  As a result the Company has recognized debt discounts resulting from these beneficial conversion features amounting to $50,000 and $65,050, respectively, for the November 14, 2012 and September 27, 2013 notes.  The value of these discounts is to be accreted to the loans over the remaining contractual lives of the loans.  Accretion recognized as additional interest expense during the periods ended December 31, 2013 and December 31, 2012 was $84,334 and $0, respectively. The ending value of the debt discount as of December 31, 2013 and December 31, 2012 was $30,716 and $0, respectively.

NOTE 10 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2013, and 2012, consists of the following:

	2013	2012
Federal:
Current	$-	$-
Deferred	-	-
State:
Current	-	-
Deferred	-	-
	$-	$-

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Period from Inception on October 19, 2011 Through

December 31, 2013

NOTE 10 – INCOME TAXES (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and applicable state income tax rates to pretax income from continuing operations for the years ended December 31, 2013, and 2012, due to the following:

	2013	2012

Book Income	$(129,600)	$(102,500)
Depreciation	(200)	(3,600)
Shares issued for services	(25,500)	19,800
Contributed services	1,200	-
Beneficial Conversion Feature Amortization	32,900
Valuation allowance	121,200	86,300
	$-	$-

Net deferred tax liabilities consist of the following components as of December 31, 2013, and 2012:

	2013	2012

Deferred tax assets:
NOL Carryover	$227,000	$86,300
Deferred tax liabilities
Depreciation	(3,700)	(3,600)

Valuation allowance	(223,300)	(82,700)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  If a change in ownership occurs, then net operating loss carryforwards may be limited as to use in future years.  At December 31, 2013, the Company had net operating loss carryforward of approximately $583,000 that may be offset against future taxable income from the year 2014 through 2031. The availability of some of the net operating loss will extend into 2033 if not previously utilized. During 2013, the Company evaluated its deferred tax assets and concluded that none of the asset is currently realizable and that a full valuation allowance should be recorded.  The valuation allowance increased by $140,600 and leaves the Company with a net deferred tax asset of $0 as of December 31, 2013.

Included in the balance at December 31, 2013, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE 11 - SUBSEQUENT EVENTS

The company has evaluated subsequent events in accordance with ASC topic 855 and has identified the following subsequent events:

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Period from Inception on October 19, 2011 Through

December 31, 2013

On January 7, 2014, the Company issued 1,800,000 common shares at $0.01 per share to a consultant, as compensation, for current and future services.