Form 10-K/A
period 2013-12-13
Nu-Med Plus, Inc.
filed 2014-03-27
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

 EXPLANATORY NOTE

NU-MED PLUS, INC., a Utah corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the United States Securities and Exchange Commission (the “SEC”) on February 21, 2014 (the “Original Form 10-K”). This Amendment is being filed solely to correct an administrative filing error which resulted in Exhibit 10.2 “Amended Promissory Note” not being filed as well as to correct a typographical error. The Exhibit 10.2 is being filed herewith. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits hereto.

This Amendment does not amend, modify or otherwise update any other information in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K, which continues to speak as of the original filing date of the Original Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMNET SCHEDULES

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

NU-MED PLUS, INC.

March 27, 2014

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive

March 27, 2014

By: /s/ Jeffrey L. Robins

       Jeffrey L. Robins, Principal Accounting Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature

Title

Date

/s/ Jeffrey L. Robins

Director, CEO

March 27, 2014

Jeffrey L. Robins

/s/ William G. Moon

Director, Vice President of Operations

March 27, 2014

William G. Moon

/s/ Dr. Craig Morrison

Director, Vice President of Technology

March 27, 2014

Dr. Craig Morrison