Form 10-Q
period 2014-03-31
Nu-Med Plus, Inc.
filed 2014-05-13
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

32,034,679 shares of $0.001 par value common stock on May 12, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

2

ITEM 1. FINANCIAL STATEMENTS

4

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

March 31, 2014

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

Nu-Med Plus, Inc.

(A Development Stage Company)

Financial Statements

Nu-Med Plus, Inc.

(A Development Stage Company)

Balance Sheets

	March 31,	December 31,
	2014 (unaudited)	2013
ASSETS
Current assets
Cash	$ 7,750	$ 13,229
Prepaid expenses, current	315,200	17,995
Total current assets	322,950	31,224
Long-term assets
Property and equipment, net	41,510	43,242
Prepaid expenses, long-term	137,057	21,556
Total long-term assets	178,567	64,798

Total assets	$ 501,517	$ 96,022

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 2,573	$ 116
Accrued Expense	24,785	20,862
Convertible Promissory Note, Due on demand	230,100	199,384
Total current liabilities	257,458	220,362

Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 32,034,679 and 29,972,346 shares issued and outstanding, as of March 31, 2014 and December 31, 2013 respectively.	32,035	29,972
Additional paid-in capital	1,024,325	404,063
Stock subscription receivable	-	40,300
Deficit accumulated during the development stage	(812,301)	(598,675)
Total stockholders' equity (deficit)	244,059	(124,340)

Total liabilities and stockholders' equity (deficit)	$ 501,517	$ 96,022

The accompanying notes are an integral part of these financial statements.

4

Nu-Med Plus, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three months ended	Three months ended	From Inception on October 19, 2011 Through
	March 31, 2014	March 31, 2013	March 31, 2014

Revenue	$ -	$ -	$ -

Operating expenses
General and administrative expense	18,800	5,247	53,017
Payroll expense	15,131	11,635	126,319
Rent expense	4,164	4,164	35,312
Professional/Consulting Fees	139,161	58,771	453,083
Depreciation expense	1,732	699	6,763
Total operating expenses	178,988	80,516	674,494

Operating Loss	(178,988)	(80,516)	(674,494)

Other income/expense
Interest income	2	-	21
Interest expense	(34,639)	(2,142)	(137,828)
Total other income/expense	(34,637)	(2,142)	(137,807)

Income tax expense	-	-	-

Net loss	$ (213,625)	$ (82,658)	$ (812,301)

Basic and diluted loss per share	$ (0.00)	$ (0.00)
Weighted average common shares outstanding - basic and diluted	31,743,109	26,804,012

	The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013	From Inception on October 19, 2011 through March 31, 2014
Cash flows from operating activities:
Net loss	$(213,625)	$ (82,658)	$ (812,301)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	1,732	699	6,763
Stock for service	127,293	-	250,650
Services rendered for subscription receivable	-	-	13,000
Services contributed by officers	3,624	-	10,156
Amortization of the Beneficial Conversion Feature	30,716	-	115,050
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	42,543	100,000
Increase in accounts payable	2,458	1,389	2,574
Increase in accrued expense	3,923	1,912	25,285
Net cash used in operating activities	(43,879)	(36,115)	(288,823)
Cash flows from investing activities:
Purchases of property and equipment	-	-	(48,273)
Net cash used in investing activities	-	-	(48,273)
Cash flows from financing activities
Proceeds from common stock	38,400	-	164,746
Proceeds from loan payable	-	39,100	182,008
Payments on loan payable	-	-	(1,908)
Net cash provided by financing activities	38,400	39,100	344,846

Net increase/(decrease) in cash	(5,479)	2,985	7,750

Cash at beginning of period	13,229	731	-

Cash at end of period	$ 7,750	$ 3,716	$ 7,750
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Supplemental schedule of non-cash financing activities

During the three months ended March 31, 2014, the Company issued 1,800,000 shares of common stock for services provided by a consultant. The Company also issued 262,333 common shares valued at $0.30 per share for a total value of $78,700 in exchange for a $78,700 stock subscription payable.

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

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

f. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement as follows:

	For the Three-Months Ended	For the Three-Months Ended
	March 31, 2014	March 31, 2013

Net loss (numerator)	$ (213,625)	$ (82,658)
Shares (denominator)	31,743,109	26,804,012
Net loss per share amount	$ (0.00)	$ (0.00)

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

NOTE 3 - GOING CONCERN

The Company anticipates that the funds on hand as of March 31, 2014, will not be sufficient and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $220,000 for 2014. In April 2014, the Company entered into stock subscription agreements with two investors for them to purchase up to $121,500 of common stock at a price of $0.30 per share. As such, the Company is funded through September 2014 and are in negotiations with  other investors to take the Company through 2014. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 4 - FIXED ASSETS

Fixed assets and related accumulated depreciation consisted of the following at March 31, 2014, and December 31, 2013:

	March 31, 2014	December 31, 2013

Equipment	$ 48,273	$ 48,273
Accumulated depreciation	(6,763)	(5,031)

Total Fixed Assets	$ 41,510	$ 43,242

Depreciation expense for the three-months ended March 31, 2014 and 2013, was $1,732 and $699, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at March 31, 2014.

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

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 6 - COMMON STOCK (Continued)

In November and December of 2013, the Company received $40,300 for a Stock Subscription Payable. In January and February of 2014, the Company received $38,400 for a Stock Subscription Payable. The Stock Subscription Payable was relieved in February 2014 by the issuance of 262,333 shares of common stock at a value of $0.30 per share.

On January 7, 2014, the Company issued 1,800,000 common shares valued at $0.30 per share for a total value of $540,000 to a consultant, as compensation, for current and future services to be provided from the date of issuance through January 7, 2015.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Contributed Services

During the three-months ended March 31, 2014 and 2013, the Company officers contributed services to the Company in the amount of $3,624 and $0, respectively. The Company officers received no compensation and have no expectation of compensation for these services, either now or in the future, and waive their rights to any such compensation.

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

On November 14, 2012, the Company issued a $100,000 convertible promissory note to a consultant as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013. This note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion. On September 27, 2013, the Company amended the note to include the conversion price which is one share for each $0.01 of principle and accrued but unpaid interest of the note. Of the original $100,000, $75,000 had been expensed as part of the professional/consulting fees on the statement of operations during the year ended December 31, 2012, and the remaining $25,000 was expensed ratably using the straight-line method over the last three months in the service period. On March 31, 2014, the Company has accrued additional interest on this note in the amount of $1,356 for the quarter ended March 31, 2014. As of March 31, 2014, the company accrued interest on this note in the total amount of $10,985.

The Company has evaluated these convertible under the provisions of ASC Topic 815 and has concluded that neither of the convertible contains an embedded derivative requiring bifurcation from the host contract. Therefore, we have accounted for the conversion features of these instruments in accordance with ASC Topic 470. Accordingly, we have recognized the value of beneficial conversion features in these instruments as the difference between the conversion price and the fair value of the Company’s common stock on the date of the transaction.  As a result the Company has recognized debt discounts resulting from these beneficial conversion features amounting to $50,000 and $65,050, respectively, for the November 14, 2012 and September 27, 2013 notes.  The value of these discounts is to be accreted to the loans over the remaining contractual lives of the loans.  Accretion recognized as additional interest expense during the periods ended March 31, 2014 and December 31, 2013 was $30,716 and $84,334, respectively. The ending value of the debt discount as of March 31, 2014 and December 31, 2013 was $0 and $30,716, respectively.

NOTE 10 - SUBSEQUENT EVENTS

The company has evaluated subsequent events in accordance with ASC topic 855 and has identified the following subsequent events:

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 10 - SUBSEQUENT EVENTS (Continued)

In April 2014, the Company entered into stock subscription agreements with two investors for them to purchase up to $121,500 of common stock at a price of $0.30 per share. The total cash proceeds to date from these agreements are $29,000.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, we had assets of $501,517 with current assets of $322,950 and liabilities of $257,458. Our current assets consisted primarily of prepaid expenses in the amount of $315,200 and cash of only $7,750.  We currently do not have the cash to pay ongoing expenses and have had to rely on loans from shareholders to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $120,000 in additional financing for the next twelve months to cover just our corporate overhead and need another $100,000 to cover ongoing product development. In April 2014, we entered into a stock subscription agreements with two investors for them to purchase up to $121,500 of common stock at a price of $0.30 per share.  The total proceeds received from the subscription agreement total $29,000 with the balance to be paid over the next three months. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as we did in 2012 as well as potential loans from investors and shareholders.  At this time, we have no commitments from any party to help fund our operations and if we are unable to raise additional capital, we will be force to shut operations until such capital can be raised or go out of business.  At this time, we cannot say the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the three months ended March 31, 2014, we had no revenues and expense associated with our operations of $178,988 resulted in a net loss of $213,625 compared to a net loss of $82,658 for the three months ended March 31, 2013.  The increase in net loss was the result of increased interest expense of $34,639 for the quarter ended March 31, 2014 and an increase of professional and consulting fees which increased to $139,161 for the quarter ended March 31, 2014. On January 7, 2014, the Company issued 1,800,000 common shares valued at $0.30 per share for a total value of $540,000 to a consultant, as compensation, for current and future services to be provided from the date of issuance through January 7, 2015.  Although our losses increased, we were able to rely on the use of our stock to pay consultants which helped preserve our limited cash. We anticipate losses to continue for the foreseeable future and for the losses to increase as we hire personnel and move into the development phase of our operation.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On January 7, 2014, the Company issued 1,800,000 common shares valued at $0.30 per share for a total value of $540,000 to a consultant, as compensation, for current and future services to be provided from the date of issuance through January 7, 2015.

In April 2014, we entered into a stock subscription agreements with two investors for them to purchase up to $121,500 of common stock at a price of $0.30 per share.  The total proceeds received from the subscription agreement total $29,000 with the balance to be paid over the next three months.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2014, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosure

NA- The Company has no mining activities.

ITEM 5.  Other Information.

On November 14, 2012, the Company issued a $100,000 convertible promissory note to SCS as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013. This note is due on demand, bears annual interest at 5.5%, and was convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion. On September 27, 2013, the Company amended the note to include the conversion price which is one share for each $0.01 of principle and accrued but unpaid interest of the note. On December 31, 2013, the Company has accrued additional interest on this note in the amount of $5,500 for the year ended December 31, 2013. As of March 31, 2014, the Company accrued interest on this note in the total amount of $10,985.

ITEM 6.  Exhibits

a) Index of Exhibits:

Exhibit Table #

Title of Document

Location

3 (i)

Articles of Incorporation

Incorporated by reference*

3 (ii)

Bylaws

Incorporated by reference*

10

Stock Purchase Agreement

This Filing

10.1

Amended Consulting Contract – SCS

Incorporated by reference**

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

**The exhibit was filed on Form 8-K dated January 7, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU-MED PLUS, INC.,

(Registrant)

May 13, 2014

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive

May 13, 2014

By: /s/ Jeffrey L. Robins

       Jeffrey L. Robins, Principal Accounting Officer