Form 10-Q
period 2014-06-30
Nu-Med Plus, Inc.
filed 2014-08-11
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

32,756,346 shares of $0.001 par value common stock on August 7, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                                                   3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

13

ITEM 4.  CONTROLS AND PROCEDURES.

13

PART II - OTHER INFORMATION                                                                                                                                       14

ITEM 1.  LEGAL PROCEEDINGS

14

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

14

ITEM 4.  MINE SAFETY DISCLOSURE

14

ITEM 5.  OTHER INFORMATION.

14

ITEM 6.  EXHIBITS

15

SIGNATURES                                                                                                                                                                            16

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2014

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

Nu-Med Plus, Inc.

(A Development Stage Company)

Financial Statements

(Unaudited)

Nu-Med Plus, Inc.

(A Development Stage Company)

Balance Sheets

	June 30,	December 31,
	2014 (unaudited)	2013
ASSETS
Current assets
Cash	$ 39,371	$ 13,229
Prepaid expenses, current	451,820	17,995
Total current assets	491,191	31,224
Long-term assets
Property and equipment, net	39,779	43,242
Prepaid expenses, long-term	12,559	21,556
Total long-term assets	52,338	64,798

Total assets	$ 543,529	$ 96,022

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 250	$ 116
Accrued Expense	28,752	20,862
Convertible Promissory Note, Due on demand	230,100	199,384
Total current liabilities	259,102	220,362

Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 32,606,345 and 29,972,346 shares issued and outstanding, as of June 30, 2014 and December 31, 2013 respectively.	32,606	29,972
Additional paid-in capital	1,198,888	404,063
Stock subscription payable	67,500	40,300
Deficit accumulated during the development stage	(1,014,567)	(598,675)
Total stockholders' equity (deficit)	284,427	(124,340)

Total liabilities and stockholders' equity (deficit)	$ 543,529	$ 96,022

The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013	From Inception on October 19, 2011 Through June 30, 2014

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses
General and administrative expense	17,185	6,976	35,984	12,222	70,201
Payroll expense	15,142	12,154	30,273	23,789	141,461
Rent expense	4,164	4,164	8,328	8,328	39,476
Professional/Consulting Fees	160,079	9,914	299,240	68,685	613,162
Depreciation expense	1,732	699	3,464	1,398	8,494
Total operating expenses	198,302	33,907	377,289	114,422	872,794

Operating Loss	(198,302)	(33,907)	(377,289)	(114,422)	(872,794)

Other income/expense
Interest income	-	-	2	-	21
Interest expense	(3,966)	(2,768)	(38,605)	(4,910)	(141,794)
Total other income/expense	(3,966)	(2,768)	(38,603)	(4,910)	(141,773)

Income tax expense	-	-	-	-	-

Net loss	$ (202,268)	$ (36,675)	$(415,892)	$ (119,332)	$ (1,014,567)

Basic and diluted loss per share	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)
Weighted average common shares outstanding - basic and diluted	32,273,104	26,804,012	32,009,571	26,804,012

The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013	From Inception on October 19, 2011 through June 30, 2014
Cash flows from operating activities:
Net loss	$ (415,892)	$ (119,332)	$ (1,014,567)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	3,464	1,398	8,494
Stock for service	280,172	-	403,529
Services rendered for subscription receivable	-	-	13,000
Services contributed by officers	7,259	519	13,791
Amortization of the Beneficial Conversion Feature	30,716	-	115,050
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	46,730	100,000
Increase in accounts payable	134	(3,075)	250
Increase in accrued expense	7,890	4,680	29,252
Net cash used in operating activities	(86,257)	(69,080)	(331,201)

Cash flows from investing activities:
Purchases of property and equipment	-	-	(48,273)
Net cash used in investing activities	-	-	(48,273)

Cash flows from financing activities
Proceeds from common stock	112,399	-	238,745
Proceeds from loan payable	-	76,600	182,008
Payments on loan payable	-	-	(1,908)
Net cash provided by financing activities	112,399	76,600	418,845

Net increase/(decrease) in cash	26,142	7,520	39,371
Cash at beginning of period	13,229	731	-
Cash at end of period	$ 39,371	$ 8,251	$ 39,371
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Supplemental schedule of non-cash financing activities

During the six months ended June 30, 2014, the Company issued 2,350,000 shares of common stock for current and future services provided by consultants. The Company also issued 283,999 common shares valued at $0.30 per share for a total value of $85,200 in exchange for a $85,200 stock subscription payable.

	The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nu-Med Plus, Inc. is an emerging growth early stage medical device company principally engaged in the design, innovation, development, enhancement and commercialization of beginning, early, and selective later-stage quality medical devices. The Company's immediate focus is on a Nitric Oxide powder formulation that is 99% pure-with one year shelf life, a "clinical" generator device with controls plus safety monitors built in that delivers inhaled Nitric Oxide to replace expensive pressurized canisters and a compact mobile rechargeable device to deliver inhaled Nitric Oxide gas. The Company is incorporated in Utah.

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

Notes to the Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement as follows:

	For the Six-Months Ended	For the Six-Months Ended
	June 30, 2014	June 30, 2013

Net loss (numerator)	$ (415,892)	$ (119,332)
Shares (denominator)	32,009,571	26,804,012
Net loss per share amount	$ (0.01)	$ (0.00)

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

NOTE 3 - GOING CONCERN

The Company anticipates that the funds on hand as of June 30, 2014, will not be sufficient and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $220,000 for 2014. In April 2014, the Company entered into stock subscription agreements with two investors for them to purchase up to $165,000 of common stock at a price of $0.30 per share. As such, the Company is funded through November 2014 and are in negotiations with  other investors to take the Company through 2014. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 4 - FIXED ASSETS

Fixed assets and related accumulated depreciation consisted of the following at June 30, 2014, and December 31, 2013:

	June 30, 2014	December 31, 2013

Equipment	$ 48,273	$ 48,273
Accumulated depreciation	(8,494)	(5,031)

Total Fixed Assets	$ 39,779	$ 43,242

Depreciation expense for the six-months ended June 30, 2014 and 2013 was $3,464 and $1,398, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at June 30, 2014.

NOTE 6 - COMMON STOCK

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

In April of 2014, the Company received $6,500 for a Stock Subscription Payable. The Stock Subscription Payable was relieved in May 2014 by the issuance of 21,666 shares of common stock at a value of $0.30 per share.

In April of 2014, the Company entered into a stock subscription agreement with two investors for them to purchase up to $165,000 of common stock at a price of $0.30 per share. In April, May and June of 2014, the Company received $67,500 for that Stock Subscription Payable. The Stock Subscription Payable is scheduled, by contract, to be relieved no later than October 1, 2014, by the issuance of 550,000 shares of common stock at a value of $0.30 per share.

On May 23, 2014, the Company issued 350,000 common shares valued at $0.30 per share for a total value of $105,000 to a consultant, as compensation, for future services to be provided from June 1, 2014 through June 1, 2015.

On May 24, 2014, the Company issued 200,000 common shares valued at $0.30 per share for a total value of $60,000 to a consultant, as compensation, for future services to be provided from June 1, 2014 through June 1, 2015.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Contributed Services

During the six-months ended June 30, 2014 and 2013, the Company officers contributed services to the Company in the amount of $7,259 and $519, respectively. The Company officers received no compensation and have no expectation of compensation for these services, either now or in the future, and waive their rights to any such compensation.

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

The Company received, during the year ended December 31, 2013, additional proceeds from a loan in the amount of $91,600. The Lender agreed to loan the Company up to $10,000 per month effective September 2012, for up to one year. This loan was memorialized in writing on September 30, 2013. The loan is considered to be a demand note, with a maturity 30 days from the receipt of demand and the holder may not make demand for payment until six month from the date thereof. On June 30, 2014, the Company accrued additional interest on this note, at a rate of 8.0% in the amount of $5,161 for six months. The total loan balance and accrued interest is $130,100 and $13,482 respectively. The note contains a conversion option. The conversion price is one share for each $0.01 of principal and accrued but unpaid interest of the note subject to a beneficial ownership limitation. That limitation prevents the holder from owning more than 4.9% of the number of shares of the common stock outstanding after conversion. If the holder's ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%.

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

Nu-Med Plus, Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 9 - LOAN PAYABLE (continued)

On November 14, 2012, the Company issued a $100,000 convertible promissory note to a consultant as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013. This note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion. On September 27, 2013, the Company amended the note to include the conversion price which is one share for each $0.01 of principle and accrued but unpaid interest of the note. Of the original $100,000, $75,000 had been expensed as part of the professional/consulting fees on the statement of operations during the year ended December 31, 2012, and the remaining $25,000 was expensed ratably using the straight-line method over the last three months in the service period. On June 30, 2014, the Company has accrued additional interest on this note in the amount of $2,727 for the six-months ended June 30, 2014. As of June 30, 2014, the company accrued interest on this note in the total amount of $12,356.

The Company has evaluated these convertible under the provisions of ASC Topic 815 and has concluded that neither of the convertible contains an embedded derivative requiring bifurcation from the host contract. Therefore, we have accounted for the conversion features of these instruments in accordance with ASC Topic 470. Accordingly, we have recognized the value of beneficial conversion features in these instruments as the difference between the conversion price and the fair value of the Company’s common stock on the date of the transaction.  As a result the Company has recognized debt discounts resulting from these beneficial conversion features amounting to $50,000 and $65,050, respectively, for the November 14, 2012 and September 27, 2013 notes.  The value of these discounts is to be accreted to the loans over the remaining contractual lives of the loans.  Accretion recognized as additional interest expense during the periods ended June 30, 2014 and December 31, 2013 was $30,716 and $84,334,  respectively. The ending value of the debt discount as of June 30, 2014 and December 31, 2013 was $0 and $30,716, respectively.

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

NU-MED PLUS has filed for a patent on its continuous gas generator.  The generator is designed to be modest and instinctive to use.  The gas generator was developed with the hope it could eventually be used in the delivery of nitric oxide gas to patients. The basis of the gas generator’s gas delivery system is the kinetically controlled release of gas from a chemical reaction which converts our low cost proprietary powder into a highly purified, therapeutic metered dose. Our system is designed for precision and safety of the delivered quantity over the full range of anticipated doses and applications.  We have only filed the initial patent application and there is no assurance any patent will be received from such filing.  Additionally, even if we receive the patent, the gas generator would still require extensive study and have to receive FDA approval before it could be used which could take years to receive.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, we had assets of $543,529 with current assets of $491,191 and liabilities of $259,102. Our current assets consisted primarily of prepaid expenses in the amount of $451,820 and cash of only $39,371.  We currently do not have the cash to pay ongoing expenses and have had to rely on loans from shareholders to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $120,000 in additional financing for the next twelve months to cover just our corporate overhead and need another $100,000 to cover ongoing product development. In April 2014, we entered into a stock subscription agreements with two investors for them to purchase up to $171,500 of common stock at a price of $0.30 per share.  The total proceeds received from the subscription agreement total $74,000 with the balance to be paid over the next few months. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders.  At this time, we have no commitments from any party to help fund our operations and if we are unable to raise additional capital, we will be force to shut operations until such capital can be raised or go out of business.  At this time, we cannot say the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2014, we had no revenues and expense associated with our operations of $198,302 and 377,289, respectively.  For the three and six months ended June 30, 2014 we had a net loss of $202,268 and $415,892, respectively compared to a net loss of $36,675 and $119,332, respectively, for the three and six months ended June 30, 2013.  The increase in net loss was the result of increased professional and consulting expenses as a result of the issuance of shares of our common stock to various consultants for their services.  Without the cash to pay consultants and with an illiquid market for our shares, we have been forced to pay consultants with shares which may have limited value to the consultant, and as such, the consultants have asked for larger number of shares as compensation than would may have been required to provide if we had a more active trading market for our shares.  Professional and consulting fees increased to $160,079 and $299,250, respectively for the three and six months ended June 30, 2014.  On January 7, 2014, the Company issued 1,800,000 common shares valued at $0.30 per share for a total value of $540,000 to a consultant, as compensation, for current and future services to be provided from the date of issuance through January 7, 2015.  Although our losses increased, we were able to rely on the use of our stock to pay consultants which helped preserve our limited cash. We anticipate losses to continue for the foreseeable future and for the losses to increase as we hire personnel and move into the development phase of our operation.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

During our second quarter of 2014, we entered into a stock subscription agreements with three investors for them to purchase up to $171,500 of common stock at a price of $0.30 per share.  The total proceeds received from the subscription agreement total $74,000 with the balance to be paid over the next few months.

On May 23, 2014, the Company issued 350,000 common shares valued at $0.30 per share for a total value of $105,000 to a consultant, as compensation, for future services to be provided from June 1, 2014 through June 1, 2015.

On May 24, 2014, the Company issued 200,000 common shares valued at $0.30 per share for a total value of $60,000 to a consultant, as compensation, for future services to be provided from June 1, 2014 through June 1, 2015.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2014, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosure

NA- The Company has no mining activities.

ITEM 5.  Other Information.

On November 14, 2012, the Company issued a $100,000 convertible promissory note to SCS as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013. This note is due on demand, bears annual interest at 5.5%, and was convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion. On September 27, 2013, the Company amended the note to include the conversion price which is one share for each $0.01 of principle and accrued but unpaid interest of the note. On

December 31, 2013, the Company has accrued additional interest on this note in the amount of $5,500 for the year ended December 31, 2013. As of June 30, 2014, the Company accrued interest on this note in the total amount of $10,985.

ITEM 6.  Exhibits

a) Index of Exhibits:

Exhibit Table #

Title of Document

Location

3 (i)

Articles of Incorporation

Incorporated by reference*

3 (ii)

Bylaws

Incorporated by reference*

10

Consulting Agreement - Gill

This Filing

10.1

Consulting Agreement - Christensen

This Filing

10.2

Medical Advisory Agreement – Earl

This Filing

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

NU-MED PLUS, INC.,

(Registrant)

August 8, 2014

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive

August 8, 2014

By: /s/ Jeffrey L. Robins

       Jeffrey L. Robins, Principal Accounting Officer