Form 10-Q
period 2014-09-30
Nu-Med Plus, Inc.
filed 2014-11-14
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

34,281,347 shares of $0.001 par value common stock on November 10, 2014

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2014

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

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

Nu-Med Plus, Inc.

Balance Sheets

	September 30,	December 31,
	2014 (unaudited)	2013
ASSETS
Current assets
Cash	$ 94,086	$ 13,229
Prepaid expenses, current	304,461	17,995
Total current assets	398,547	31,224
Long-term assets
Property and equipment, net	38,047	43,242
Prepaid expenses, long-term	8,059	21,556
Total long-term assets	46,106	64,798

Total assets	$ 444,653	$ 96,022

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 863	$ 116
Accrued Expense	32,761	20,862
Convertible Promissory Note, Due on demand	230,100	199,384
Total current liabilities	263,724	220,362

Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 33,281,346 and 29,972,346 shares issued and outstanding, as of September 30, 2014 and December 31, 2013 respectively.	33,281	29,972
Additional paid-in capital	1,402,710	404,063
Stock subscription payable	2,449	40,300
Deficit accumulated during the development stage	(1,257,511)	(598,675)
Total stockholders' equity (deficit)	180,929	(124,340)

Total liabilities and stockholders' equity (deficit)	$ 444,653	$ 96,022

The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc.

Statements of Operations

(unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	Sept 30, 2014	Sept 30, 2013	Sept 30, 2014	Sept 30, 2013

Revenue	$ -	$ -	$ -	$ -

Operating expenses
General and administrative expense	13,541	4,054	49,525	16,277
Payroll expense	13,504	12,855	43,777	36,644
Rent expense	4,164	4,164	12,492	12,492
Professional/Consulting Fees	205,996	65,927	505,236	134,611
Depreciation expense	1,732	744	5,196	2,142
Total operating expenses	238,937	87,744	616,226	202,166

Operating Loss	(238,937)	(87,744)	(616,226)	(202,166)

Other income/expense
Interest income	3	-	5	-
Interest expense	(4,010)	(54,349)	(42,615)	(59,259)
Total other income/expense	(4,007)	(54,349)	(42,610)	(59,259)

Income tax expense	-	-	-	-

Net loss	$ (242,944)	$ (142,093)	$ (658,836)	$ (261,425)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)
Weighted average common shares outstanding - basic and diluted	32,834,606	27,619,229	32,287,604	27,078,737

The accompanying notes are an integral part of these financial statements.

Med Plus, Inc. Statements of Cash Flows (unaudited)
	Nine months ended	Nine months ended
	Sept 30, 2014	Sept 30, 2013
Cash flows from operating activities:
Net loss	$ (658,836)	$(261,425)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	5,196	2,142
Stock for service	479,480	45,000
Services rendered for subscription receivable	-	-
Services contributed by officers	9,255	1,765
Amortization of the Beneficial Conversion Feature	30,716	51,086
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	50,916
Increase in accounts payable	747	(4,714)
Increase in accrued expense	11,899	7,917
Net cash used in operating activities	(121,543)	(107,313)
Cash flows from investing activities:
Purchases of property and equipment	-	(1,679)

Net cash used in investing activities	-	(1,679)
Cash flows from financing activities
Proceeds from common stock	202,400	-
Proceeds from loan payable	-	116,600
Payments on loan payable	-	-
Net cash provided by financing activities	202,400	116,600
Net increase/(decrease) in cash	80,857	7,608
Cash at beginning of period	13,229	731
Cash at end of period	$ 94,086	$ 8,339
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Supplemental schedule of non-cash financing activities

During the nine months ended September 30, 2014, the Company issued 2,500,000 shares of common stock for current and future services provided by consultants. The Company also issued 809,000 common shares valued at $0.30 per share for a total value of $242,700 in exchange for a $242,700 stock subscription payable.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments which are necessary for a fair statement of the results for interim periods have been included. The Company has early adopted the provisions of ASC 915-Development Stage Companies

b. Revenue Recognition

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

Notes to the Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement as follows:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2014	September 30, 2013

Net loss (numerator)	$ (658,836)	$ (261,425)
Shares (denominator)	32,287,604	27,078,737
Net loss per share amount	$ (0.02)	$ (0.01)

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

i. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date or earlier if allowed.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Nu-Med Plus, Inc.

Notes to the Financial Statements

i. Recent Accounting Pronouncements (continued)

Adoption of ASU 2014-10 Development Stage Entities

In June 2014, the FASB issued Accounting Standards Update (“ASU”) ASU 2014-10 Development Stage Entities. The amendments in ASU 2014-10 remove the definition of a development stage entity from Topic 915 Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company may early adopt ASU 2014-10 for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.

The Company adopted this standard effective July 1, 2014. The Company’s financial statements have been impacted by the adoption of this ASU mainly by the removal of inception-to-date information in the Company’s statements of operations, cash flows, and stockholders’ equity.

NOTE 3 - GOING CONCERN

The Company anticipates that the funds on hand as of September 30, 2014, will not be sufficient and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $220,000 for 2014. In April 2014, the Company entered into stock subscription agreements with two investors for them to purchase up to $165,000 of common stock at a price of $0.30 per share. As such, the Company is funded through February 2015 and is in negotiations with other investors to fund the Company through the remainder of 2015. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - FIXED ASSETS

Fixed assets and related accumulated depreciation consisted of the following at September 30, 2014, and December 31, 2013:

	September 30, 2014	December 31, 2013

Equipment	$ 48,273	$ 48,273
Accumulated depreciation	(10,226)	(5,031)

Total Fixed Assets	$ 38,047	$ 43,242

Depreciation expense for the nine-months ended September 30, 2014 and 2013, was $5,196 and $2,142, respectively.

Nu-Med Plus, Inc.

Notes to the Financial Statements

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at September 30, 2014.

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

In April of 2014, the Company entered into a stock subscription agreement with two investors for them to purchase up to $165,000 of common stock at a price of $0.30 per share. By September 2014, the Company received $157,500 for that Stock Subscription Payable. The Stock Subscription Payable at June 30, 2014 was relieved on September 16, 2014, by the issuance of 525,001 shares of common stock at a value of $0.30 per share.

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

On July 1, 2014, the Company issued 150,000 common shares valued at $0.30 per share for a total value of $45,000 to a consultant, as compensation, for current and future services to be provided from June 1, 2014 through June 1, 2015.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Contributed Services

During the nine-months ended September 30, 2014 and 2013, the Company officers contributed services to the Company in the amount of $9,255 and $1,765, respectively. The Company officers received no compensation and have no expectation of compensation for these services, either now or in the future, and waive their rights to any such compensation.

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

Nu-Med Plus, Inc.

Notes to the Financial Statements

NOTE 9 - LOAN PAYABLE (continued)

On November 14, 2012, the Company issued a $100,000 convertible promissory note to a consultant as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013. This note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion. On September 27, 2013, the Company amended the note to include the conversion price which is one share for each $0.01 of principle and accrued but unpaid interest of the note. Of the original $100,000, $75,000 had been expensed as part of the professional/consulting fees on the statement of operations during the year ended December 31, 2012, and the remaining $25,000 was expensed ratably using the straight-line method over the last three months in the service period. On September 30, 2014, the Company has accrued additional interest on this note in the amount of $4,114 for the nine-months ended September 30, 2014. As of September 30, 2014, the company accrued interest on this note in the total amount of $13,743.

The Company has evaluated these convertible under the provisions of ASC Topic 815 and has concluded that neither of the convertible notes contains an embedded derivative requiring bifurcation from the host contract. Therefore, we have accounted for the conversion features of these instruments in accordance with ASC Topic 470. Accordingly, we have recognized the value of beneficial conversion features in these instruments as the difference between the conversion price and the fair value of the Company’s common stock on the date of the transaction.  As a result the Company has recognized debt discounts resulting from these beneficial conversion features amounting to $50,000 and $65,050, respectively, for the November 14, 2012 and September 27, 2013 notes.  The value of these discounts is to be accreted to the loans over the remaining contractual lives of the loans.  Accretion recognized as additional interest expense during the periods ended September 30, 2014 and December 31, 2013 was $30,716 and $84,334, respectively. The ending value of the debt discount as of September 30, 2014 and December 31, 2013 was $0 and $30,716, respectively.

NOTE 10 - SUBSEQUENT EVENTS

The company has evaluated subsequent events in accordance with ASC topic 855 and has identified the following subsequent events:

On October 1, 2014, the Company issued 200,000 common shares valued at $0.30 per share for a total value of $60,000 to a consultant, as compensation, for current and future services to be provided from September 24, 2014, through December 31, 2014.

On October 1, 2014, the Company issued 800,000 common shares valued at $0.30 per share for a total value of $240,000 to a consultant, as compensation, for future services to be provided from October 1, 2014 through December 31, 2014.

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

Prior to the founding of NU-MED PLUS, our core team Jeff Robins, William Moon,  and Dr. Craig Morrison investigated researched and worked on initial formulations of a conceptual product to convert Nitric Oxide from a proprietary formulation to a gas used to in the medical field. Based on our team’s backgrounds in the field of mechanical engineering, chemistry and medicine it was determined a potential niche market existed and the conceptual proprietary product could possibly be created.  From this initial research and some initial testing, our team believed we could create a mechanical device that could deliver Nitric Oxide to medical patients and use a new formulation of Nitric Oxide that, when combined with the new delivery device, could be accomplished in a more economical method than those currently in existence.  Recognizing the experimental nature of the intended product and the time and money commitments to get such a product to market, the team spent almost a year working on various initial equipment and formulizations before determining they could not proceed further without some additional capital.  From this realization of the need for capital, NU-MED was incorporated and an initial private placement was completed to raise some capital to create a small lab and purchase equipment, including chemicals to start working on testing the theories of the founding team. Even with almost a year of working on the proposed product and formulation, NU-MED recognizes the difficulty in developing a medical product and that other companies could expend far more resources on a similar solution and beat NU-MED to the market.  Investors in NU-MED face tremendous risk and would be betting on current management and its development staff which have not had prior success in developing and marketing medical products.  Although management believes they are developing a unique and economical solution for Nitric Oxide delivery, management acknowledges they have not developed medical products before and all of their prior development work has been for other companies and this will be the first time management and their team have tried to do so without the support of a large organization and such organizations funding capabilities.  Additionally, because of the lack of funding, several of the team members, including our the person assisting in helping to formulate a powder Nitric Oxide, Tom Tait, are acting as consultants to NU-MED as they continue to work for other organizations that have the ability to pay them a salary.  NU-MED has verified that all consultants, such as Tom Tait, are permitted to work on NU-MED’s project without violating other employment commitments.  Even with the ability to work on NU-MED’s project, NU-MED’s management team and consultants are not full time as they devote part of the time to other projects that have the ability to continue to pay salaries.  We have added Dr. Brett Earl to our advisory board to help provided additional support to our development team.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, we had assets of $444,653 with current assets of $398,547 and liabilities of $263,724. Our current assets consisted primarily of prepaid expenses in the amount of $304,461 and cash of only $94,086.  We currently do not have the cash to pay ongoing expenses and have had to rely on loans from shareholders to cover expenses.  Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $120,000 in additional financing for the next twelve months to cover just our corporate overhead and need another $100,000 to cover ongoing product development. In April 2014, we entered into a stock subscription agreements with two investors for them to purchase up to $165,000 of common stock at a price of $0.30 per share.  By September 2014, the Company received $157,500 of the stock subscription payable.  Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders.  At this time, we have no commitments from any party to help fund our operations and if we are unable to raise additional capital, we will be force to shut operations until such capital can be raised or go out of business.  At this time, we cannot say the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2014, we had no revenues and expense associated with our operations of $238,937 and $616,226, respectively.  For the three and nine months ended September 30, 2014 we had a net loss of $242,944 and $658,836, respectively compared to a net loss of $142,093 and $261,425, respectively, for the three and nine months ended September 30, 2013.  The increase in net loss was the result of increased professional and consulting expenses as a result of the issuance of shares of our common stock to various consultants for their services.  Without the cash to pay consultants and with an illiquid market for our shares, we have been forced to pay consultants with shares which may have limited value to the consultant, and as such, the consultants have asked for larger number of shares as compensation than would may have been required to provide if we had a more active trading market for our shares.  Professional and consulting fees increased to $205,996 and $505,236, respectively for the three and nine months ended September 30, 2014.  On January 7, 2014, the Company issued 1,800,000 common shares at $0.30 per share for a total of $540,000 to a consultant, as compensation, for current and future services to be provided from the date of issuance through January 7, 2015.  On May 23, 2014, we issued 350,000 common shares at $0.30 per share for a total of $105,000 to a consultant, as compensation, for future services to be provided from June 1, 2014 through June 1, 2015. On May 24, 2014, we issued 200,000 common shares at $0.30 per share for a total of $60,000 to a consultant, as compensation, for future services to be provided from June 1, 2014 through June 1, 2015.  On May 30, 2014, the Company entered into a consulting agreement with a doctor for its medical advisory board.  Pursuant to the consulting agreement, the Company issued 150,000 shares of its common stock to a consultant as compensation for services on the Company’s medical advisory board.  The shares were issued on July 1, 2014.

All values were determined through negotiations with the consultant and a review of the third party purchase of stock.  These prices may bear no relationship to the actual value of our stock.  Although our losses increased, we were able to rely on the use of our stock to pay consultants which helped preserve our limited cash. We anticipate losses to continue for the foreseeable future and for the losses to increase as we hire personnel and move into the development phase of our operation.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

In April of 2014, the Company received $6,500 for a stock subscription for 21,666 shares of common stock at a price of $0.30 per share.

In April of 2014, the Company entered into a stock subscription agreement with two investors for them to purchase up to $165,000 of common stock at a price of $0.30 per share. By September 2014, the Company received $157,500 of the proceeds of the stock subscription agreements.

On May 23, 2014, the Company issued 350,000 common shares at $0.30 per share for a total value of $105,000 to a consultant, as compensation, for future services to be provided from June 1, 2014 through June 1, 2015.

On May 24, 2014, the Company issued 200,000 common shares at $0.30 per share for a total value of $60,000 to a consultant, as compensation, for future services to be provided from June 1, 2014 through June 1, 2015.

On May 30, 2014, the Company entered into a consulting agreement with a doctor for its medical advisory board.  Pursuant to the consulting agreement, the Company issued 150,000 shares of its common stock to a consultant as compensation for services on the Company’s medical advisory board.  The shares were issued on July 1, 2014.

On October 1, 2014, the Company issued 200,000 common shares at $0.30 per share for a total value of $60,000 to a consultant, as compensation, for current and future services to be provided from September 24, 2014, through December 31, 2014.

On October 1, 2014, the Company issued 800,000 common shares at $0.30 per share for a total value of $240,000 to a consultant, as compensation, for future services to be provided from October 1, 2014 through December 31, 2014.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2014, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosure

NA- The Company has no mining activities.

ITEM 5.  Other Information.

On November 14, 2012, the Company issued a $100,000 convertible promissory note to SCS as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013. This note is due on demand, bears annual interest at 5.5%, and was convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion. On September 27, 2013, the Company amended the note to include the conversion price which is one share for each $0.01 of principle and accrued but unpaid interest of the note. As of September 30, 2014, the Company has accrued additional interest on this note in the amount of $4,114 for the nine-months ended September 30, 2014. As of September 30, 2014, the Company accrued interest on this note in the total amount of $13,743.

ITEM 6.  Exhibits

a) Index of Exhibits:

Exhibit Table #

Title of Document

Location

3 (i)

Articles of Incorporation

Incorporated by reference*

3 (ii)

Bylaws

Incorporated by reference*

10

Consulting Agreement - SCS

This Filing

10.1

Consulting Agreement – Boyce

This Filing

11

Computation of loss per share

Notes to financial statements

Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO

This filing

Section 1350 Certification – CEO & CFO

This filing

101.INS

 XBRL Instance**

101.XSD

XBRL Schema**

101.CAL

 XBRL Calculation**

101.DEF

 XBRL Definition**

101.LAB

XBRL Label**

101.PRE

XBRL Presentation**

*The exhibits were filed with the original Form 10 filed by NU-MED on December 10, 2012, file number 000-54808.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU-MED PLUS, INC.,

(Registrant)

November 14, 2014

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive

November 14, 2014

By: /s/ Jeffrey L. Robins

Jeffrey L. Robins, Principal Accounting Officer

20