Form 10-K
period 2014-12-31
Nu-Med Plus, Inc.
filed 2015-03-23
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2014

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

Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: At March 12, 2015, the Company’s last sale price of its stock was $0.85 resulting in an aggregate market value of our common stock held by non-affiliates of $13,660,645.

As of March 10, 2015, the Registrant had 34,281,347 shares of common stock issued and outstanding.

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

Corporate History

NU-MED PLUS, INC., a Utah corporation (“NU-MED” or the “Company”) was incorporated in October 2011 in the state of Utah as an early stage, emerging growth company, to develop, manufacture and market new technologies in the medical device field.  NU-MED’s immediate focus is on the creation of a nitric oxide powder formulation along with a hospital nitric oxide generator and a mobile rechargeable device to deliver nitric oxide gas. NU-MED is headquartered in Salt Lake City, Utah.

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

Prior to the founding of NU-MED PLUS, our core team Jeff Robins, William Moon, and Dr. Craig Morrison investigated researched and worked on initial formulations of a conceptual product to convert nitric oxide from a proprietary formulation to a gas used to in the medical field. Based on our team’s backgrounds in the field of mechanical engineering, chemistry and medicine it was determined a potential niche market existed and the conceptual proprietary product could possibly be created.  From this initial research and some initial testing, our team believed we could create a mechanical device that could deliver nitric oxide to medical patients and use a new formulation of nitric oxide that, when combined with the new delivery device, could be accomplished in a more economical method than those currently in existence.  Recognizing the experimental nature of the intended product and the time and money commitments to get such a product to market, the team spent almost a year working on various initial equipment and formulizations before determining they could not proceed further without some additional capital.  From this realization of the need for capital, NU-MED PLUS was incorporated and an initial private placement was completed to raise some capital to create a small lab and purchase equipment, including chemicals to start working on testing the theories of the founding team. Even with almost a year of working on the proposed product and formulation, NU-MED recognizes the difficulty in developing a medical product and that other companies could expend far more resources on a similar solution and beat NU-MED to the market.  Investors in NU-MED face tremendous risk and would be betting on current management and its development staff which have not had prior success in developing and marketing medical products.  Although management believes they are developing a unique and economical solution for nitric oxide delivery, management acknowledges they have not developed medical products before and all of their prior development work has been for other companies and this will be the first time management and their team have tried to do so without the support of a large organization and such organizations funding capabilities.  Additionally, because of the lack of funding, several of the team members, including William Moon and the person assisting in helping to formulate a powder nitric oxide, Tom Tait, are acting in part-time capacity to NU-MED as they continue to work for other organizations that have the ability to pay them a salary.  NU-MED has verified that all consultants and part-time employees, such as Tom Tait, are permitted to work on NU-MED’s project without violating other employment commitments.  Even with the ability to work on NU-MED’s project, NU-MED’s management team and consultants are not full time as they devote part of the time to other projects that have the ability to continue to pay salaries.

The core of the product embodiment is the kinetically controlled release of nitric oxide from a chemical reaction. The mechanical means to deliver a metered dose to a patient is of secondary concern and will be addressed once the nitric oxide generation has been optimized. A research laboratory, completed in July 2012, has been equipped with the appropriate safety measures (negative pressure fume hood), nitric oxide analyzer, and standard lab ware to assess chemical reactions that produce nitric oxide. The initial goal is developing a kinetic control and be able to complete testing to optimize the process. Initial efforts are focusing on a proprietary mixture that will show the requisite parameters for generating nitric oxide in a controlled manner.  Once this stage of development is complete, we will move forward with additional development of the delivery system. The optimization may take an unknown direction that will necessitate changes in the anticipated design of the mechanical delivery apparatus.  Additionally, unforeseen delays, can hamper development timelines.  Management believes it will take some time before a product will be finalized and testing completed.  Until a final product is completed and testing done, no assurance can be given we will be able to complete the product or achieve the costs savings for the patient.

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

1.

Nitric oxide powder formulation.

      2. A hospital generator device with controls and safety monitors built in that delivers inhaled nitric oxide to replace expensive pressurized canisters.  This delivery system is intended for hospitals. The goal is to have a system that delivers a metered therapeutic dose (up to 200ppm) of nitric oxide via ventilator. Unlike current delivery systems that use expensive tanks of nitric oxide this product would use a self-contained generation system based on a chemical reaction. This approach not only allows an on-demand system but management hopes possible cost savings to patients requiring nitric oxide therapy and other possible diagnosis using very high purity nitric oxide gas. Safe guards such as concentration monitoring, flow and gas purity would be standard.

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

Nitric oxide is an extremely important bio-mediator in the human body that is produced from the amino acid l-arginine. Nitric oxide has anti-inflammatory properties, antibacterial, antiviral and antifungal properties which make it useful in certain medical treatments. At the present time inhaled nitric oxide (iNO) is used as a selective vaso-dilator in infants. The only use of nitric oxide that has been approved by the FDA at this time is Hypoxia in premature infants and newborn babies. Management is not aware of any other potential uses of nitric oxide that have been cleared by the FDA but this may change as new submittals are made. The heavy costs of delivering nitric oxide to patients have created limitations in the use of nitric oxide. As an additional motivation to reduce these costs, discoveries that have occurred since the first FDA approved use of nitric oxide in 1999 have led to new potential uses, which still need FDA approval, in a wide variety of diseases and health complications, including COPD, flu viruses, bacterial infections, tuberculosis, and much more. NU-MED hopes to take advantage of the expanding medical uses of nitric oxide and the current high costs of delivering nitric oxide by developing a new generated nitric oxide method that reduces the delivery costs.  Given NU-MED’s size, we do not anticipate being involved in any studies on new uses of nitric oxide and will rely on other parties to continue to advance the uses of nitric oxide.

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

We hope to develop a proprietary compound formulation that will be utilized to produce medical grade nitric oxide gas in our hospital unit.  Management believes that with the further refinement of our formulation, we can make or filter medical grade nitric oxide gas with minimal amounts of nitrogen dioxide, and that this process can produce medical grade nitric oxide gas in ample quantities for any current or prospective use and hopefully at a price less than that of all currently available technologies.  Management believes the only approved and available medical grade nitric oxide source is a product named Inomax. Since this is a single source market there is no price competition and price is set at a "market can bear" level. We believe, given this structure there is ample room for a competitive response from NU-MED using on site generated nitric oxide at a lower cost to penetrate the market. The cost of materials and labor for the NU-MED product is anticipated to be low providing attractive margins. Our product must have a known shelf life and be available in various configurations to yield known concentrations and volumes of gas. Packaging is another critical developmental process that we will address after completion of our formulation.

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

Current Product Development Status

Hospital NO Unit. Our team has created an initial prototype which is a ready for hospital Nitric Oxide gas generating system which delivers a continuous intra-breath concentration of therapeutic NO to patients who are on a ventilator in a hospital setting. Our formulation used in the machine is available in tablet form now which will improve conversion efficiency of our existing proprietary formulation.  This machine and NO formulations are only in the prototype stage and we are doing internal testing on the accuracy of the machine and dosage prior to moving forward with any animal or human tests.  With any medical product, it will take years of refinement and testing before the product is ready for market.

Portable Delivery System. Nu-Med has also developed a prototype lightweight Portable NO Delivery System that can be worn comfortably by patients outside of the hospital setting for underserved chronic therapies, and for applications within the United States and in developing nations. This product has the capability to deliver high purity NO to the patient at prescribed intervals or 24 hours per day at controlled doses by means of a nasal cannula or a face mask. As with our hospital unit, we are in the preliminary testing phase and do not anticipate any commercialization for several years.

Future Product Development. Our newest products to be investigated is a one-time Single Treatment Disposable unit which will give rapid access to short term NO treatment, the entire unit is disposed of after treatment and unique in the market with no competitive product available. We also are investigating a Wound Healing System which may reduce the loss of a partial or full foot for diabetics by healing wounds and sores caused by their disease. To continue research on new developments and advance next generation designs on existing products management estimates the Company will need $278,000 for 2015.

Existing Clinical Applications of Inhaled nitric oxide and Potential Markets

Nitric oxide can be safely inhaled when delivered thru ventilator, face mask, by nasal cannula, or via an endotracheal tube. An ideal inhaled NO delivery device requires delivery synchronized with respiration and minimal production of NO2 and should be simple to use with full monitoring capacity (high and low alarms and precise monitoring of NO, NO2, and O2).

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

Employees

The Company currently has one paid employee and relies on its officers and consultants for most of its activities.

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

The Human Device Exemption (HDE) is a new pathway to allow for commercialization of class III devices designed to address small markets, i.e., diseases or conditions that affect fewer than 4000 patients in the United States each year. Approval of an HDE requires demonstration that the device is safe and the probable benefits outweigh the probable risks. Although the process may require smaller clinical trials, an HDE device must continue to operate under local IRB approval at each participating institution and must continue to collect case report forms akin to an ongoing clinical trial. The PMA process typically involves a series of studies starting with first clinical use and culminating in a multicenter, prospective randomized control trial (pivotal trial). The complexity and extent of the clinical testing program is dictated by the nature of the device and its proposed use. The clinical study program is developed by the company in conjunction with clinician investigators, all in close collaboration with FDA/CDRH.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

Presently we have 2 patents pending for our Nitric Oxide systems and we hope to file additional patents for our products which will help us build a strong IP portfolio and value for our company and our shareholders.  Our two initial preliminary patents cover  Gas Generator #62-014866 and a Controlled Delivery of Medical gases using Diffusion Membrane #14529112. We are also pursuing a proprietary protection strategy of our key formulations and methods for further strengthening the overall Intellectual Property portfolio.  We have no trademarks.  We also have no franchises, concessions, royalty agreements or labor contracts.

Research and Development Costs During the Last Two Fiscal Years

We are currently expensing most of our costs under a general operating expense category instead of capitalizing any research and development expenses.

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

We have a note payables which may be converted into shares of our common stock at $0.01 per share of principal and interest.  With approximately $230,000 in principal and $28,701 in accrued interest on the notes, if the notes are converted, over 25,870,000 additional shares would be issued.  If the notes were converted into shares of our common stock, investors would suffer substantial dilution to their ownership percentage in NU-MED and to their overall value.  We would expect any issuance to be very dilutive to current investors resulting in potential loss of value to the investors.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the over the counter bulletin board and OTCQB under the symbol NUMD.  The first sale of the shares occurred in the third quarter of 2014.  The following high and low bid prices for the Company's Common Stock is based on over-the-counter quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Furthermore, the Company’s common stock has traded sporadically and in low volume. Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions.

Quarter Ended

High Bid

Low Bid

December 2014

$1.00

$0.15

September 2014

$1.00

$0.75

At March 10, 2015, the Company had approximately 122 shareholders of record.  As of March 10, 2015, the Company had 34,281,347 shares of its Common Stock issued and outstanding.

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

The Company received, during the year ended December 31, 2013, additional proceeds from a loan in the amount of $91,600 from SCS. SCS agreed to loan the Company up to $10,000 per month effective September 2012, for up to one year. This loan was memorialized in writing on September 30, 2013. The loan was a demand note, with a maturity 30 days from the receipt of demand and the holder may not make demand for payment until six month from the date thereof. On December 31, 2013, the Company accrued additional interest on this note, at a rate of 8.0% in the amount of $8,321 for the year. At December 31, 2014, the total loan balance and accrued interest is $130,100 and $13,482 respectively. The note contains a conversion option. The conversion price is one share for each $0.01 of principal and accrued but unpaid interest of the note subject to a beneficial ownership limitation. That limitation prevents the holder from owning more than 4.9% of the number of shares of the common stock outstanding after conversion. If the holder's ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%.

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

On November 14, 2012, the Company issued a $100,000 convertible promissory note to SCS as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013. This note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion. On September 27, 2013, the Company amended the note to include the conversion price which is one share for each $0.01 of principle and accrued but unpaid interest of the note. On December 31, 2014, the Company has accrued additional interest on this note in the amount of $5,500 for the year ended December 31, 2013. As of December 31, 2013, the company accrued interest on this note in the total amount of $15,129.

On September 2, 2013, the Company issued 3,000,000 common shares valued at $0.015 per share for a total value of $45,000 to a consultant, Tom Tait, as compensation, for services.

In January 2014, the Company issued one million eight hundred thousand (1,800,000) shares of common stock to SCS for ongoing consulting work.

In May 2014, the Company created a medical advisory board and the first doctor appointed to the board was Dr. Brett Earl.  Dr. Earl entered into an advisory contract with the Company and under the terms of the advisory contract received an initial one hundred and fifty thousand shares (150,000) shares of the Corporation’s common stock and on each renewal of the agreement, Dr. Earl will receive an additional one hundred thousand (100,000) shares. Additionally, in May 2014, the Company entered into a consulting agreement with Mark Christensen which provided for an initial payment of two hundred thousand (200,000) shares of the common stock and on each yearly renewal of the agreement an additional one hundred fifty thousand (150,000) shares of common stock.  In May 2014, the Company also issued a consultant three hundred fifty thousand (350,000) shares.

In October 1, 2014, the Company issued eight hundred thousand (800,000) shares of its common stock to SCS for its ongoing consulting work to the Company.  SCS previously entered into a consulting agreement with the Company in November 2012 which ran for a period of one year and an amended consulting agreement on January 7, 2014.  The Company determined it needed additional services from SCS beyond those anticipated at the beginning of 2014.  Since the Company has limited funds, the Company and SCS agreed the compensation for the services would be only shares of the Company’s common stock and not contain any cash consideration.  Based on the current lack of a market for the Company’s common stock and long term illiquid nature of the shares, the Company and SCS reached an agreement on the eight hundred thousand (800,000) shares for the compensation.

In January 2014, the Company issued one million eight hundred thousand (1,800,000) shares of common stock to SCS for ongoing consulting work. In addition to the shares issued to SCS, the Company also entered into an amended consulting agreement with Kim Boyce.  Under Mr. Boyce amended consulting agreement, he will receive an additional two hundred thousand (200,000) shares for providing additional consulting work for the balance of 2014.

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Financial Information

We have not had any revenues since our inception in 2011.  Our net loss for the year ended December 31, 2014, was $1,192,732 and for the year ended December 31, 2012, was $332,290.  At December 31, 2014, we had current assets of $172,122 and working capital deficit of $94,706.  Our current assets consisted of $56,271 in cash and the remainder was prepaid expenses.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Revenues	$ -	$ -
General and Administrative Expenses	60,166	20,358
Net Loss	(1,192,732)	(332,290)
Basic Income (Loss) per Share	(0.04)	(0.01)
Diluted Income (Loss) per Share	(0.04)	(0.01)
Basic and Diluted Weighted Average Number of Shares Outstanding	32,787,397	27,819,829
BALANCE SHEET DATA:
	December 31, 2014	December 31, 2013
Total Current Assets	$ 172,122	$ 31,224
Total Assets	213,062	96,022
Total Current Liabilities	266,828	220,362
Working Capital	(94,706)	(189,138)
Stockholders’ Equity (Deficit)	(53,766)	(124,340)

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

Our lab has been successfully equipped and we are proceeding with development of our proprietary product technology. Our technology is at the early development stage and management plans are to concentrate on further improvement of our technology. Our budget requirements for the next year will be centered upon factors relating to the testing, research and enhancement with the intention being to patent our formulation and design. Included in our budget for the next year is the costs of chemical standards, gases and equipment we have projected we will need. Contained also within in our budget are auditing costs and legal fees which include patent filing expenses.  Projected costs to continue operation for the next year are $278,000 and may increase depending on the costs of patent applications and ongoing development work. At this time, we do not have the funds to operate at this level and are seeking financing either through debt or equity.  If we cannot raise the needed capital, we will not be able to remain in business.

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

Liquidity and Capital Resources

At December 31, 2014, we had assets of $213,062 with current assets of $172,122 and liabilities of $266,828. Our current assets consisted primarily of prepaid expenses in the amount of $115,851 and cash of $56,271.   At December 31, 2013, we had current assets of $31,224 but only $13,229 was cash with the balance being prepaid expense compared to liabilities of $220,362 at December 31, 2013. We currently do not have the cash to pay ongoing expenses and have had to rely on loans from shareholders to cover expenses.  Without additional capital, we will not be able to stay in business and move our business plan forward.  We currently have no commitments for the needed capital. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of

NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales and potential loans from investors and shareholders.  At this time, we have no commitments from any party to help fund our operations and if we are unable to raise additional capital, we will be force to shut operations until such capital can be raised or go out of business.  We cannot say the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the year ended December 31, 2014, we had no revenues and operating expenses of $1,146,121 and interest expense of $46,624 resulting in a net loss of $1,192,732 compared to a net loss for the year ended December 31, 2013 of $332,290. Our loss increased as we moved forward with several patent filings and had to retain additional consultants to assist with ongoing development work.  We were able to utilize our stock to pay for many of the consultants which allowed us to preserve our limited cash.  We anticipate losses to continue for the foreseeable future and for the losses to increase as we hire personnel and move into more development and testing of our proposed products. Additionally, we are preparing patent applications which will require additional capital to pay for outside attorneys and consultants.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework.   Based on this evaluation, our management concluded that, as of December 31, 2014, our internal control over financial reporting were effective to provide reasonable assurances based on the above criteria.

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

Name	Age	Title
Jeffrey L. Robins	66	CEO, Director
William G. Moon	65	Vice President of Technology/Operations, Director
Dr. Craig Morrison	72	Director, Vice President of Research and Applications
Tom Tait	59	Director, Vice-President of Scientific Advancement
Dr. Brett Earl	45	Director, Vice-President of Medical Marketing
Mark Christensen	55	Chief Financial Officer

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

•

Tom Tait: Vice-President of Scientific Advancement.  Mr. Tait brings experience with accelerated product development, “lean” process management tools, strategic market analysis, and acquisition integration.  Mr. Tait is a vice-president of Reflect Scientific, Inc. where he has worked for the prior five years.  Mr. Tait will continue providing services to Reflect Scientific. Mr. Tait holds an MBA in Technology Management from the University of Phoenix and a BS in Chemistry from Clarkson University. He also holds patents in Optics and MEMS technologies.

•

Dr. Brett Earl: Vice-President of Medical Marketing.  Dr. Earl is a Board Certified Emergency Physician with over 15 years of experience in his field, not only as an Emergency Physician but he has also served as a Life Flight Helicopter Physician and a Tactical Physician for the city of Toledo, Ohio SWAT team. Dr. Earl received his Medical Degree from the University of Nevada, Reno. He has been published numerous times and serves on various Medical Boards in Utah and his clinical interests include Trauma, I.V. Nutrition and Injections. After practicing Emergency Medicine for 15 years, and noting the benefits and limitations of traditional western medicine, he opted to study and practices Functional Medicine, and focus on restoring health, preventing illness, and avoiding prescriptions and surgeries wherever possible. Dr. Earl currently practices Functional Medicine in Bountiful, Utah at Integrated Wellness where he has worked since February 2014 in addition to his role as an emergency physician for the Evanston Regional Medical Center where he has worked since August 2009.  Dr. Earl previously worked with several hospital emergency rooms including Ogden Regional Medical Center where Dr. Earl practiced from July 2002 through October 2013.

•

Mark Christensen, CPA: Chief Financial Offer and Principal Accounting Officer, Secretary and Treasurer.  Mr. Christenson has previously been provided accounting services to the Company and has expanded into a more formal role covering all aspects of our financial statements and reporting.  Mr. Christensen has been a CPA in Utah for 20 years and has been running his own accounting firm
Stewart and Christensen since 1994.

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

Family Relationships

The officers/directors have no family relationships to any other related parties.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Jeffrey L. Robins	2014	$42,600	--	--	--	--	--	$42,600
CEO	2013	$42,600	--	--	--	--	--	$42,600
	2012	$39,600	--	$5,000	--	--	--	$44,600

________________

Mr. Robins began taking a salary in February 2012.  Mr. Robins’ salary is currently $42,600 a year or $3,550 a month.

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding equity awards at fiscal year-end 2014, 2013 or 2012.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2014, 2013 and 2012, there were no stock options or SAR Grants.

Stock Option Exercise

In fiscal 2014, 2013 and 2012, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2014, 2013 or 2012 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.  We did not compensate our directors for service on the Board of Directors during fiscal 2014, 2013 and 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of March 10, 2015, with respect to the beneficial ownership of the Company’s Common Stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock.  At March 10, 2015, there were 34,281,347 shares of common stock outstanding.

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

	Amount of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Common stock
Principal Shareholders
Jeffrey L. Robins 2152 W. Bryce Drive Kaysville, Utah 84037	5,000,000	14.59%
William G. Moon 2595 North 140 East, #306 Provo, Utah 84604	4,000,000	11.67%
Dr. Craig Morrison 975 North Terrace Drive Provo, Utah 84601	4,000,000	11.67%
Smith Corporate Services, Inc. 455 East 500 South, Suite 201 Salt Lake City, Utah 84111	1,859,192	5.42%
Thomas A. Tait 12560 Kaibae Court Colorado Springs, Colorado 80908	4,000,000	11.67%
Officers and Directors
Jeffrey L. Robins	5,000,000	14.59%
William G. Moon	4,000,000	11.67%
Dr. Craig Morrison	4,000,000	11.67%
Thomas A. Tait	4,000,000	11.67%
Dr. Brett Earl	200,000.57%
Mark Christensen	1,010,000	2.95%
Director and executive officer of the
Company (7 individuals)	18,210,000	53.12%

_________________________________

Smith Corporate Services, Inc. (dba SCS, Inc. or “SCS”) is owned and controlled by Karl Smith.  SCS is owed $230,100 in principal and $18,611 in accrued interest by NU-MED.  Under the terms of the notes, the notes may be converted into shares of the Company’s common stock at the rate of one share of common stock for every $0.01 in principal and interest.  The notes may not be converted, at any one time, into more than 4.9% of the Company’s issued and outstanding shares of Common Stock unless a change of control occurs or a fundamental transaction which would include a merger, reorganization or asset sale. If SCS’s ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%. In addition to the shares owned by SCS, Mr. Smith’s wife trust owns 100,000 shares.

Control by Existing Stockholders

Current management has over 53% of the issued and outstanding shares of common stock.  As a result, it is likely they will be able to control NU-MED  and will most likely continue to be in a position to elect at least a majority of the Board of Directors of NU-MED, to dissolve, merge or sell the assets of NU-MED, and generally, to direct the affairs of NU-MED.  Additionally, a principal shareholder, SCS, is owed funds under convertible promissory notes which may be converted into shares of the Company at the rate of one share of common stock for every $0.01 in principal and interest.  The notes may not be converted, at any one time, into more than 4.9% of the Company’s issued and outstanding shares of Common Stock unless a change of control occurs or a fundamental transaction which would include a merger, reorganization or asset sale.

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

With limited cash, we issued 7,860,512 shares of our common stock for services. These shares were issued to consultants that will assist the company in its management and product development.   Consultants receiving shares included 3,561,942 shares to SCS, Inc. for its services in organizing the business and providing strategic management assistance, 1,000,000 shares to Tom Tait for his assistance with product development, 1,000,000 shares to Kim Boyce for his assistance with business operations and management, 650,000 shares to Mark Christensen for his services related to financial and accounting services, 500,000 shares each to Dave Schenk and David Nelson for their services related to marketing our product and business management.  Additional, 648,570 shares were issued to parties for services ranging from administrative/secretarial to filing assistance.  All shares except those issued to SCS, Inc. were to be earned over the term of the contract starting in April 2012 and ending in April 2016.  All shares issued to SCS, Inc. are to be earned over one year starting in April 2012.  In addition to receiving shares of common stock, on November 14, 2012, the Company entered into a $100,000 convertible promissory note with SCS, Inc. as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013.  This note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock. The conversion price is one share for each $0.01 of principal and accrued but unpaid interest of the note subject to a beneficial ownership limitation. That limitation prevents the holder from owning more than 4.9% of the number of shares of the common stock outstanding after conversion. If the holder's ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%.  As of December 31, 2014, the Company accrued interest on this note in the total amount of $15,219. Under the terms of the consulting contracts with SCS, it is to perform services on behalf of the Company over a one year term.  Given the short time frame of the consulting contract no termination provisions were listed in the contract.  Except for SCS, which contract is for one year and the shares are deemed to be earned equally over the term of SCS contract, all consultant shares are deemed to be earned over the term of the respective consultant’s contract on an equal basis.  For tracking purposes, NU-MED, assumes an equal number of shares are earned monthly over the term of the contract which started in April 2012 and ends in April 2016.  None of the consultants have any prior relationship with NU-MED; however, Mr. Boyce and Mr. Tait are the CEO and vice-president, respectively, as well as directors of Reflect Technology, Inc. of which William Moon is a Director.

On September 2, 2013, the Company issued 3,000,000 common shares valued at $0.015 per share for a total value of $45,000 to a consultant, Tom Tait, as compensation, for services. On January 7, 2014, the Company issued one million eight hundred thousand (1,800,000) shares of its common stock to Smith Corporate Services, Inc. (“SCS”) for its past and ongoing consulting work to the Company.  SCS previously entered into a consulting agreement with the Company in November 2012 which ran for a period of one year.  The Company and SCS had been negotiating a new contract to compensate SCS for its ongoing consulting services to the Company.  During these negotiations, SCS has continued to provide consulting services with the understanding that a new contract would be entered into for another one year period.  Since the Company has limited funds, the Company and SCS agreed the new contract would be for only shares of the Company’s common stock and not contain any cash consideration.  Based on the current lack of a market for the Company’s common stock and long term illiquid nature of the shares, the Company and SCS determined a fair amount of the shares and placed a value on the shares of $0.01 per share.

The Company received, during the year ended December 31, 2013, additional proceeds from a loan in the amount of $91,600 from SCS. SCS agreed to loan the Company up to $10,000 per month effective September 2012, for up to one year. This loan was memorialized in writing on September 30, 2013. The loan was a demand note, with a maturity 30 days from the receipt of demand and the holder may not make demand for payment until six month from the date thereof. On December 31, 2014, the total loan balance and accrued interest was $130,100 and $13,482 respectively. The note contains a conversion option. The conversion price is one share for each $0.01 of principal and accrued but unpaid interest of the note subject to a beneficial ownership limitation. That limitation prevents the holder from owning more than 4.9% of the number of shares of the common stock outstanding after conversion. If the holder's ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%.

In May 2014, the Company created a medical advisory board and the first doctor appointed to the board was Dr. Brett Earl.  Dr. Earl entered into an advisory contract with the Company and under the terms of the advisory contract received an initial one hundred and fifty thousand shares (150,000) shares of the Corporation’s common stock and on each renewal of the agreement, Dr. Earl will receive an additional one hundred thousand (100,000) shares. Additionally, in May 2014, the Company entered into a consulting agreement with Mark Christensen which provided for an initial payment of two hundred thousand (200,000) shares of the common stock and on each yearly renewal of the agreement an additional one hundred fifty thousand (150,000) shares of common stock.  In May 2014, the Company also issued a consultant three hundred fifty thousand (350,000) shares.

In October 1, 2014, the Company issued eight hundred thousand (800,000) shares of its common stock to SCS for its ongoing consulting work to the Company.  SCS previously entered into a consulting agreement with the Company in November 2012 which ran for a period of one year and an amended consulting agreement on January 7, 2014.  The Company determined it needed additional services from SCS beyond those anticipated at the beginning of 2014. Since the Company has limited funds, the Company and SCS agreed the compensation for the services would be only shares of the Company’s common stock and not contain any cash consideration.  Based on the current lack of a market for the Company’s common stock and long term illiquid nature of the shares, the Company and SCS reached an agreement on the eight hundred thousand (800,000) shares for the compensation.

In addition to the shares issued to SCS, the Company also entered into an amended consulting agreement with Kim Boyce.  Under Mr. Boyce amended consulting agreement, he will receive an additional two hundred thousand (200,000) shares for providing additional consulting work for the balance of 2014.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $16,600 and $16,550 for each of the years ending December 31, 2014 and 2013, respectively.

2) Audit-Related Fees. $0 and $0.

3) Tax Fees. $0 and $0.

4) All Other Fees. $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMNET SCHEDULES

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

Title of Document

Page

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets

F-3

Statements of Operations

F-4

Statements of Changes in Stockholders’ Deficit

F-5

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

Incorporated by reference**

10.02

10

Amended Promissory Note – SCS

Incorporated by reference***

10.03

10

Promissory Note – SCS

Incorporated by reference***

31.01

31

CEO certification

This Filing

31.02

31

CFO certification

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

***Amended note filed with the Form 8-K dated September 27, 2013, and filed on October 1, 2013.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU-MED PLUS, INC.

March 23, 2015

By:  /s/ Jeffrey L. Robins

        Jeffrey L. Robins, CEO, Principal Executive

March 23, 2015

By: /s/ Mark Christensen

       Mark Christensen, CFO/Principal Accounting

       Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature

Title

Date

/s/ Jeffrey L. Robins

Director, CEO

March 23, 2015

Jeffrey L. Robins

/s/ William G. Moon

Director

March 23, 2015

William G. Moon

/s/ Dr. Craig Morrison

Director

March 23, 2015

Dr. Craig Morrison

/s/ Thomas A. Tait

Director

March 23, 2015

Thomas A. Tait

/s/ Dr. Brett Earl

Director

March 23, 2015

Dr. Brett Earl

Nu-Med Plus, Inc.

(A Development Stage Company)

Financial Statements

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nu-Med Plus, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of Nu-Med Plus, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nu-Med Plus, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 23, 2015

NU-MED PLUS, INC.

Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash	$ 56,271	$ 13,229
Prepaid expenses, current	115,851	17,995
Total current assets	172,122	31,224
Long-term assets
Property and equipment, net	37,379	43,242
Prepaid expenses, long-term	3,561	21,556
Total long-term assets	40,940	64,798

Total assets	$ 213,062	$ 96,022

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ -	$ 116
Accrued Expense	36,728	20,862
Convertible Promissory Note, Due on demand, net	230,100	199,384
Total current liabilities	266,828	220,362

Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 34,281,347 and 29,972,346 shares issued and outstanding, as of December 31, 2014 and December 31, 2013 respectively.	34,281	29,972
Additional paid-in capital	1,703,360	404,063
Stock subscription payable	-	40,300
Accumulated deficit	(1,791,407)	(598,675)
Total stockholders' equity (deficit)	(53,766)	(124,340)

Total liabilities and stockholders' equity (deficit)	$ 213,062	$ 96,022

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Operations

	Year ended	Year ended
	December 31, 2014	December 31, 2013

Revenue	$ -	$ -

Operating expenses
General and administrative expense	60,166	20,538
Payroll expense	56,887	49,571
Rent expense	16,656	16,656
Professional and consulting Fees	1,005,448	143,676
Depreciation and amortization expense	6,964	3,195
Total operating expenses	1,146,121	233,636

Operating Loss	(1,146,121)	(233,636)

Other income and expense
Interest income	13	1
Interest expense	(46,624)	(98,655)
Total other income and expense	(46,611)	(98,654)

Income tax expense	-	-

Net loss	$ (1,192,732)	$ (332,290)

Basic and diluted loss per share	$ (0.04)	$ (0.01)
Weighted average common shares outstanding - basic and diluted	$ 32,787,397	$ 27,819,829

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC. Statements of Shareholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription Receivable/	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2012	-	-	26,804,012	26,804	193,497	-	(266,385)	(46,084)
Services contributed by officers	-	-	-	-	3,185	-	-	3,185
Payment received for unissued common stock shares	-	-	-	-	-	40,300	-	40,300
Common Stock issued for loan conversion	-	-	168,334	168	50,332	-	-	50,500
Common Stock issued to contractors	-	-	3,000,000	3,000	42,000	-	-	45,000
Beneficial conversion feature	-	-	-	-	115,050	-	-	115,050
Net loss for the year ended Dec 31, 2013	-	-	-	-	-	-	(332,290)	(332,290)
Balance, December 31, 2013	-	-	29,972,346	29,972	404,064	40,300	(598,675)	(124,339)
Services contributed by officers	-	-			10,905			10,905
Common Stock issued for cash	-	-	809,001	809	241,891	(40,300)		202,400
Common Stock issued to contractors for services	-	-	3,500,000	3,500	1,046,500			1,050,000
Net loss for the year ended Dec 31, 2014	-	-					(1,192,732)	(1,192,732)
Balance, December 31, 2014	-	$ -	34,281,347	$34,281	$1,703,360	$ -	$(1,791,407)	$ (53,766)
The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC. Statements of Cash Flows
	Year ended December 31, 2014	Year ended December 31, 2013
Cash flows from operating activities:
Net loss	$ (1,192,732)	$ (332,290)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	6,964	3,195
Amortization of stock for services	970,139	72,602
Services rendered for subscription receivable	-	-
Services contributed by officers	10,905	3,184
Amortization of the Beneficial Conversion Feature	30,716	84,334
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	25,000
Increase in accounts payable	(116)	(10,470)
Increase in accrued expense	15,867	13,962
Net cash used in operating activities	(158,257)	(140,483)

Cash flows from investing activities:
Purchases of property and equipment	(1,101)	(28,919)
Net cash used in investing activities	(1,101)	(28,919)

Cash flows from financing activities
Proceeds from the sale of common stock	202,400	40,300
Proceeds from loans payable	-	141,600
Net cash provided by financing activities	202,400	181,900

Net increase(decrease) in cash	43,042	12,498

Cash at beginning of period	13,229	731

Cash at end of period	$ 56,271	$ 13,229

Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Supplemental schedule of non-cash financing activities
During the twelve months ended Dec 31, 2014, the Company issued 3,500,000 shares of common stock for services provided by consultants.
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

	For the year ended December 31, 2014	For the year ended December 31, 2013

Net loss (numerator)	$ (1,192,732)	$ (332,290)
Shares (denominator)	32,787,397	27,819,829
Net loss per share amount	$ (0.04)	$ (0.01)

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

NOTE 3 - GOING CONCERN

The Company anticipates that the funds on hand as of December 31, 2014, will not be sufficient and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $275,000 for 2015. The Company is currently funded through April 1, 2015.The Company has begun the process of arranging for additional necessary funding and currently retains consultants for that purpose. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NU-MED PLUS, INC.

Notes to the Financial Statements

NOTE 4 - FIXED ASSETS

Fixed assets and related accumulated depreciation consisted of the following at December 31, 2014, and December 31, 2013:

	December 31, 2014	December 31, 2013

Computer and office equipment	$ 49,373	$ 48,273
Accumulated depreciation	(11,994)	(5,031)

Total Fixed Assets	$ 37,379	$ 43,242

Depreciation expense for the years ended December 31, 2014 and 2013, was $6,964 and $3,195, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at December 31, 2014.

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

In April of 2014, the Company entered into a stock subscription agreement with two investors for them to purchase up to $165,000 of common stock at a price of $0.30 per share. By September 2014, the Company received $157,500 for that Stock Subscription Payable. The Stock Subscription Payable at June 30, 2014 was relieved on September 16, 2014, by the issuance of 525,002 shares of common stock at a value of $0.30 per share.

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

NOTE 6 – COMMON STOCK (continued)

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Contributed Services

During the year ended December 31, 2014 and 2013, the Company officers contributed services to the Company in the amount of $10,905 and $3,185, respectively. The Company officers received no compensation and have no expectation of compensation for these services, either now or in the future, and waive their rights to any such compensation.

NOTE 9 - LOAN PAYABLE

The Company received, during the year ended December 31, 2013, proceeds from a loan in the amount of $91,600. The Lender agreed to loan the Company up to $10,000 per month effective September 2012, for up to one year. This loan was memorialized in writing on September 30, 2013. The loan is considered to be a demand note, with a maturity 30 days from the receipt of demand and the holder may not make demand for payment until six month from the date thereof. On June 30, 2014, the Company accrued additional interest on this note, at a rate of 8.0% in the amount of $5,161 for six months. The total loan balance and accrued interest is $130,100 and $13,482 respectively. The note contains a conversion option. The conversion price is one share for each $0.01 of principal and accrued but unpaid interest of the note subject to a beneficial ownership limitation. That limitation prevents the holder from owning more than 4.9% of the number of shares of the common stock outstanding after conversion. If the holder's ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%.

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

NU-MED PLUS, INC.

Notes to the Financial Statements

NOTE 9 - LOAN PAYABLE (continued)

On November 14, 2012, the Company issued a $100,000 convertible promissory note to a consultant as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013. This note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion. On September 27, 2013, the Company amended the note to include the conversion price which is one share for each $0.01 of principle and accrued but unpaid interest of the note. Of the original $100,000, $75,000 had been expensed as part of the professional/consulting fees on the statement of operations during the year ended December 31, 2012, and the remaining $25,000 was expensed ratably using the straight-line method over the last three months in the service period. On December 31, 2014, the Company has accrued additional interest on this note in the amount of $5,500 for the year ended December 31, 2014. As of December 31, 2014, the company accrued interest on this note in the total amount of $15,129.

The Company has evaluated these convertible under the provisions of ASC Topic 815 and has concluded that neither of the convertible contains an embedded derivative requiring bifurcation from the host contract. Therefore, we have accounted for the conversion features of these instruments in accordance with ASC Topic 470. Accordingly, we have recognized the value of beneficial conversion features in these instruments as the difference between the conversion price and the fair value of the Company’s common stock on the date of the transaction.  As a result the Company has recognized debt discounts resulting from these beneficial conversion features amounting to $50,000 and $65,050, respectively, for the November 14, 2012 and September 27, 2013 notes.  The value of these discounts is to be accreted to the loans over the remaining contractual lives of the loans.  Accretion recognized as additional interest expense during the periods ended December 31, 2014 and December 31, 2013 was $30,716 and $84,334, respectively. The ending value of the debt discount as of December 31, 2014 and December 31, 2013 was $0 and $30,716, respectively.

NOTE 10 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2014, and 2013, consists of the following:

	2014	2013
Federal:
Current	$-	$-
Deferred	-	-
State:
Current	-	-
Deferred	-	-
	$-	$-

NU-MED PLUS, INC.

Notes to the Financial Statements

NOTE 10 – INCOME TAXES (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and applicable state income tax rates to pretax income from continuing operations for the years ended December 31, 2014, and 2013, due to the following:

	2014	2013

Book Income	$(465,200)	$(129,600)
Depreciation	(1,100)	(200)
Shares issued for services	378,400	(25,500)
Contributed services	4,300	1,200
Beneficial Conversion Feature Amortization	12,000	32,900
Valuation allowance	71,600	121,200
	$-	$-

Net deferred tax liabilities consist of the following components as of December 31, 2014, and 2013:

	2014	2013

Deferred tax assets:
NOL Carryover	$298,700	$227,000
Deferred tax liabilities
Depreciation	(4,800)	(3,700)

Valuation allowance	(293,900)	(223,300)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  If a change in ownership occurs, then net operating loss carryforwards may be limited as to use in future years.  At December 31, 2014, the Company had net operating loss carryforward of approximately $766,000 that may be offset against future taxable income from the year 2015 through 2031. The availability of some of the net operating loss will extend into 2034 if not previously utilized. During 2014, the Company evaluated its deferred tax assets and concluded that none of the asset is currently realizable and that a full valuation allowance should be recorded.  The valuation allowance increased by $70,600 and leaves the Company with a net deferred tax asset of $0 as of December 31, 2014.

Included in the balance at December 31, 2014, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NU-MED PLUS, INC.

Notes to the Financial Statements

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855 and has determined that there are no reportable subsequent events.