Form 10-Q
period 2015-03-31
Nu-Med Plus, Inc.
filed 2015-05-15
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

35,241,347 shares of $0.001 par value common stock on March 13, 2015

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2015

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

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

Nu-Med Plus, Inc.

Balance Sheets

	March 31,	December 31,
	2015 (unaudited)	2014
ASSETS
Current assets
Cash	$ 12,981	$ 56,271
Prepaid expenses, current	52,057	115,851
Total current assets	65,038	172,122
Long-term assets
Property and equipment, net	35,592	37,379
Prepaid expenses, long-term	-	3,561
Total long-term assets	35,592	40,940

Total assets	$ 100,630	$ 213,062

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 5,797	$ -
Accrued expenses	40,683	36,728
Convertible promissory note, due on demand	230,100	230,100
Total current liabilities	276,580	266,828

Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 34,281,347 and 34,281,347 shares issued and outstanding, as of March 31, 2015 and December 31, 2014 respectively.	34,281	34,281
Additional paid-in capital	1,703,769	1,703,360
Retained deficit	(1,914,000)	(1,791,407)
Total stockholders' equity (deficit)	(175,950)	(53,766)

Total liabilities and stockholders' equity (deficit)	$ 100,630	$ 213,062

The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc.

Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014

Revenue	$ -	$ -

Operating expenses
General and administrative expense	12,528	18,800
Payroll expense	11,948	15,131
Rent expense	4,552	4,164
Professional/Consulting Fees	87,860	139,161
Depreciation expense	1,786	1,732
Total operating expenses	118,674	178,988

Operating Loss	(118,674)	(178,988)

Other income/expense
Interest income	4	2
Interest expense	(3,923)	(34,639)
Total other income/expense	(3,919)	(34,637)

Income tax expense	-	-

Net loss	$ (122,593)	$ (213,625)

Basic and diluted loss per share	$ (0.00)	$ (0.00)
Weighted average common shares outstanding - basic and diluted	34,281,347	31,743,109

The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc. Statements of Cash Flow (Unaudited)
	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$ (122,593)	$ (213,625)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	1,787	1,732
Amortization of stock for services	67,355	127,293
Services rendered for subscription receivable	-	-
Services contributed by officers	409	3,624
Amortization of the Beneficial Conversion Feature	-	30,716
Changes in operating assets and liabilities:
Increase in accounts payable	5,797	2,458
Increase in accrued expense	3,955	3,923
Net cash used in operating activities	(43,290)	(43,879)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from common stock	-	38,400
Net cash provided by financing activities	-	38,400

Net increase/(decrease) in cash	(43,290)	(5,479)

Cash at beginning of period	56,271	13,229

Cash at end of period	$ 12,981	$ 7,750

Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Notes to the Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement as follows:

	For the Three-Months Ended	For the Three-Months Ended
	March 31, 2015	March 31, 2014

Net loss (numerator)	$ (122,593)	$ (213,625)
Shares (denominator)	34,281,347	31,743,109
Net loss per share amount	$ (0.00)	$ (0.00)

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

NOTE 3 - GOING CONCERN

The Company anticipates that the funds on hand as of March 31, 2015, will not be sufficient and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $246,000 for 2015. The Company is currently funded through June 1, 2015.The Company has begun the process of arranging for additional necessary funding and currently retains consultants for that purpose. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Nu-Med Plus, Inc.

Notes to the Financial Statements

NOTE 4 - FIXED ASSETS

Fixed assets and related accumulated depreciation consisted of the following at March 31, 2015, and December 31, 2014:

	March 31, 2015	December 31, 2014

Equipment	$ 49,373	$ 49,373
Accumulated depreciation	(13,782)	(11,994)

Total Fixed Assets	$ 35,592	$ 37,379

Depreciation expense for the three-months ended March 31, 2015 and 2014, was $1,787 and $1,732, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at March 31, 2015.

NOTE 6 - COMMON STOCK

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

Nu-Med Plus, Inc.

Notes to the Financial Statements

NOTE 8 - RELATED PARTY TRANSACTIONS

Contributed Services

During the three-months ended March 31, 2015 and 2014, the Company officers contributed services to the Company in the amount of $409 and $3,624, respectively. The Company officers received no compensation and have no expectation of compensation for these services, either now or in the future, and waive their rights to any such compensation.

NOTE 9 - LOAN PAYABLE

The Company received, during the year ended December 31, 2013, proceeds from a loan in the amount of $91,600. The Lender agreed to loan the Company up to $10,000 per month effective September 2012, for up to one year. This loan was memorialized in writing on September 30, 2013. The loan is considered to be a demand note, with a maturity 30 days from the receipt of demand and the holder may not make demand for payment until six month from the date thereof. On March 31, 2015, the Company accrued additional interest on this note, at a rate of 8.0% in the amount of $2,566 for three months. The total loan balance and accrued interest is $130,100 and $21,295 respectively. The note contains a conversion option. The conversion price is one share for each $0.01 of principal and accrued but unpaid interest of the note subject to a beneficial ownership limitation. That limitation prevents the holder from owning more than 4.9% of the number of shares of the common stock outstanding after conversion. If the holder's ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%.

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

On November 14, 2012, the Company issued a $100,000 convertible promissory note to a consultant as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013. This note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion. On September 27, 2013, the Company amended the note to include the conversion price which is one share for each $0.01 of principle and accrued but unpaid interest of the note. Of the original $100,000, $75,000 had been expensed as part of the professional/consulting fees on the statement of operations during the year ended December 31, 2012, and the remaining $25,000 was expensed ratably using the straight-line method over the last three months in the service period. On March 31, 2015, the Company has accrued additional interest on this note in the amount of $1,356 for the first quarter of 2015. As of March 31, 2015, the company accrued interest on this note in the total amount of $16,485.

Nu-Med Plus, Inc.

Notes to the Financial Statements

NOTE 9 - LOAN PAYABLE (continued)

The Company has evaluated these convertible notes under the provisions of ASC Topic 815 and has concluded that neither of the convertible notes contains an embedded derivative requiring bifurcation from the host contract. Therefore, we have accounted for the conversion features of these instruments in accordance with ASC Topic 470. Accordingly, we have recognized the value of beneficial conversion features in these instruments as the difference between the conversion price and the fair value of the Company’s common stock on the date of the transaction.  As a result the Company has recognized debt discounts resulting from these beneficial conversion features amounting to $50,000 and $65,050, respectively, for the November 14, 2012 and September 27, 2013 notes.  The value of these discounts is to be accreted to the loans over the remaining contractual lives of the loans.  Accretion recognized as additional interest expense during the periods ended December 31, 2014 and December 31, 2013 was $30,716 and $84,334, respectively. The ending value of the debt discount as of March 31, 2015, and December 31, 2014, was $0 and $0, respectively.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC topic 855 and has identified the following subsequent events:

In April 2015, the Company entered into stock subscription agreements with two investors for them to purchase up to $30,000 of common stock at a price of $0.30 per share. The total cash proceeds to date from these agreements are $30,000.

In April 2015, the Company issued 800,000 common shares valued at $0.30 per share for a total value of $240,000 to a new board member, as compensation, for current services.

In April 2015, the Company issued 150,000 common shares valued at $0.30 per share for a total value of $45,000 to a consultant, as compensation, for current and future services to be provided from April 6, 2015, through April 5, 2016.

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

BUSINESS OVERVIEW

NU-MED PLUS, INC., a Utah corporation (“NU-MED” or the “Company”) was incorporated in October 2011 in the state of Utah as an early stage, emerging growth company, to develop, manufacture and market new technologies in the medical device field.  NU-MED’s immediate focus is on the creation of a Nitric Oxide tablet formulation along with a hospital Nitric Oxide generator and a mobile rechargeable device to deliver Nitric Oxide gas. NU-MED is headquartered in Salt Lake City, Utah.

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

NU-MED intends to become a medical device company principally engaged in the design, innovation, development, enhancement and commercialization of beginning, early, and selective later-stage quality medical devices. Our immediate focus is on the creation of a Nitric Oxide tablet formulation, a hospital bedside inhaled Nitric Oxide (“NO”) generator and a mobile rechargeable device to deliver Nitric Oxide gas to offer solutions to hospitals, health systems and the medical community throughout the world.

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

The gas generator was developed with the hope it could eventually be used in the delivery of inhaled nitric oxide gas to patients. The basis of the gas generator’s gas delivery system is the kinetically controlled release of gas from a chemical reaction which converts our low cost proprietary powder into a highly purified, therapeutic metered dose. Our system is designed for precision and safety of the delivered quantity over the full range of anticipated doses and applications.  We have filed a patent for our portable rechargeable inhaled nitric oxide unit. We have only filed the initial patent application and there is no assurance any patent will be received from such filing.  Additionally, even if we receive the patent, the gas generator would still require extensive study and have to receive FDA approval before it could be used which could take years to receive.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, we had assets of $100,630 with current assets of $65,038 and liabilities of $276,580. Our current assets consisted primarily of prepaid expenses in the amount of $52,057 and cash of only $12,981.  We currently do not have the cash to pay ongoing expenses and have had to rely on loans from shareholders to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $120,000 in additional financing for the next twelve months to cover just our corporate overhead and need another $100,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders.  At this time, we have no commitments from any party to help fund our operations and if we are unable to raise additional capital, we will be force to shut operations until such capital can be raised or go out of business.  We cannot say the full costs to bring our proposed product to market or the timing of such commercialization.  In April 2015, we received $30,000 for the sale of 100,000 shares of our common stock.  In April 2015, we also issued 800,000 shares to a new director to compensate the director for continuing services to the Company.  We also issued 150,000 shares of common stock to a consultant.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase. Any refinement or modification of the product after the prototype is developed would also require additional capital. At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the three months ended March 31, 2015, we had no revenues and expense associated with our operations of $118,674.  For the three ended March 31, 2015, we had a net loss of $122,593 compared to a net loss of $213,625, for the three ended March 31, 2014.  The increase in net loss was the result of increased professional and consulting expenses as a result of the issuance of shares of our common stock to various consultants for their services.  Without the cash to pay consultants and with an illiquid market for our shares, we have been forced to pay consultants with shares which may have limited value to the consultant, and as such, the consultants have asked for larger number of shares as compensation than would may have been required to provide if we had a more active trading market for our shares.  Professional and consulting fees decreased to $87,860 for the three months ended March 31, 2015.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

In April 2015, the Company entered into stock subscription agreements with two investors for them to purchase up to 100,000 shares of common stock at a price of $0.30 per share for an aggregate of $30,000.

In April 2015, the Company issued 800,000 common shares valued, solely for the purpose of the agreement, at $0.30 per share for a total value of $240,000 to a new board member, as compensation, for current services.

In April 2015, the Company issued 150,000 common shares valued, solely for the purpose of the agreement, at $0.30 per share for a total value of $45,000 to a consultant, as compensation, for current and future services to be provided from April 6, 2015, through April 5, 2016.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2015, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosure

NA- The Company has no mining activities.

ITEM 5.  Other Information.

On November 14, 2012, the Company issued a $100,000 convertible promissory note to SCS as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013. This note is due on demand, bears annual interest at 5.5%, and was convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion. On September 27, 2013, the Company amended the note to include the conversion price which is one share for each $0.01 of principle and accrued but unpaid interest of the note. As of March 31, 2015, the Company has accrued additional interest on this note in the amount of $4,114 for the nine-months ended March 31, 2015. As of March 31, 2015, the Company accrued interest on this note in the total amount of $13,743.

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

NU-MED PLUS, INC.,

(Registrant)

May 15, 2015

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive

May 15, 2015

By: /s/Mark Christensen

Mark Christensen, CFO/Principal Accounting

       Officer