Form 10-Q
period 2015-09-30
Nu-Med Plus, Inc.
filed 2015-11-23
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

36,380,444 shares of $0.001 par value common stock on November 20, 2015

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2015

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

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

Nu-Med Plus, Inc. Balance Sheets
	September 30,	December 31,
	2015 (unaudited)	2014
ASSETS
Current assets
Cash	$ 211	$ 56,271
Prepaid expenses, current	30,560	115,851
Total current assets	30,771	172,122
Long-term assets
Property and equipment, net	31,950	37,379
Prepaid expenses, long-term	-	3,561
Total long-term assets	31,950	40,940

Total assets	$ 62,721	$ 213,062

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ -	$ -
Accrued expense	48,626	36,728
Convertible promissory note, due on demand	230,100	230,100
Total current liabilities	278,726	266,828

Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 36,131,555 and 34,281,347 shares issued and outstanding, as of September 30, 2015 and December 31, 2014 respectively.	36,132	34,281
Additional paid-in capital	2,326,748	1,703,360
Stock subscription payable	35,750	-
Retained deficit	(2,614,635)	(1,791,407)
Total stockholders' equity (deficit)	(216,005)	(53,766)

Total liabilities and stockholders' equity (deficit)	$ 62,721	$ 213,062

The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014

Revenue	$ -	$ -	$ -	$ -

Operating expenses
General and administrative expense	8,664	13,541	29,489	49,525
Payroll expense	11,465	13,504	34,910	43,777
Rent expense	3,388	4,164	11,716	12,492
Professional/Consulting Fees	277,997	205,996	729,792	505,236
Depreciation expense	1,855	1,732	5,429	5,196
Total operating expenses	303,368	238,937	811,336	616,226

Operating Loss	(303,368)	(238,937)	(811,336)	(616,226)

Other income/expense
Interest income	-	3	5	5
Interest expense	(4,010)	(4,010)	(11,897)	(42,615)
Total other income/expense	(4,010)	(4,007)	(11,892)	(42,610)

Income tax expense	-	-	-	-

Net loss	$ (307,378)	$ (242,944)	$ (823,228)	$ (658,836)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)
Weighted average common shares outstanding - basic and diluted	35,819,237	32,834,606	35,096,863	32,287,604

	The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc. Statements of Cash Flows (Unaudited)
	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$ (823,228)	$(658,836)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	5,429	5,196
Stock for services	532,500	479,480
Services rendered for subscription receivable	3,750	-
Services contributed by officers	409	9,255
Amortization of the Beneficial Conversion Feature	-	30,716
Changes in operating assets and liabilities:
Decrease in prepaid expenses	133,852	-
(decrease) Increase in accounts payable	-	747
Increase in accrued expense	11,899	11,899
Net cash used in operating activities	(135,389)	(121,543)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from common stock and stock payable	79,329	202,400
Net cash provided by financing activities	79,329	202,400

Net increase/(decrease) in cash	(56,060)	80,857

Cash at beginning of period	56,271	13,229

Cash at end of period	$ 211	$ 94,086

Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Supplemental schedule of non-cash financing activities

Common Stock reserved for prepaid services	$ 45,000	$ -

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

Notes to the Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement as follows:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2015	September 30, 2014

Net loss (numerator)	$ (823,228)	$ (658,836)
Shares (denominator)	35,096,863	32,287,604
Net loss per share amount	$ (0.02)	$ (0.02)

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

NOTE 3 - GOING CONCERN

The Company anticipates that the funds on hand as of September 30, 2015, will not be sufficient and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $300,000 for the next twelve months. The Company is currently funded through November 30, 2015.The Company is in the process of arranging for additional necessary funding and currently retains consultants for that purpose. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Nu-Med Plus, Inc.

Notes to the Financial Statements

NOTE 4 - FIXED ASSETS

Fixed assets and related accumulated depreciation consisted of the following at September 30, 2015, and December 31, 2014:

	September 30, 2015	December 31, 2014

Equipment	$ 49,373	$ 49,373
Accumulated depreciation	(17,423)	(11,995)

Total Fixed Assets	$ 31,950	$ 37,379

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $5,429 and $5,196, respectively.

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

In May 2015, the Company entered into an agreement with a consultant wherein it issued 150,000 common shares valued at $0.30 per share for a total value of $45,000, as compensation, for current services. As per the agreement, 90 days after the date of the agreement, the Company will be required to issue an additional 150,000 common shares valued at $0.45 per share for a total value of $67,500.  These shares were issued July 22, 2015.

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

In June 2015, the Company entered into a stock subscription agreement with an investor for him to purchase up to $3,000 of common stock at a price of $0.30 per share. The Stock Subscription Payable is scheduled, by contract, to be relieved no later than October 20, 2015, by the issuance of 10,000 shares of common stock at a value of $0.30 per share.

In August 2015, under a consulting agreement the Company issued 150,000 shares of restricted common stock valued at $0.45 per shares.  In September 2015, the Company entered into a second agreement with the consultant and issued 150,000 shares of restricted common stock valued at $0.45 per share.  The consultant, under the terms of the agreement, will receive an additional 150,000 shares of stock per year for services rendered.

In August 2015, the Company issued 35,097 shares of its restricted common stock at a price of $0.30 per share in fulfillment of its obligations of a stock subscription agreement.

In September 2015, the Company issued 15,111 shares of its restricted common stock at a price of $0.45 per share in fulfillment of its obligations of a stock subscription agreement.

The Company has entered into subscription agreements to provide funding to support operating expenses.  At September 30, 2015, there is $35,750 in subscriptions payable with stock prices of $0.30 to $0.45 per share, which obligation will be relieved by the issuance of 94,722 shares of restricted common stock.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Contributed Services

During the nine months ended September 30, 2015 and 2014, the Company officers contributed services to the Company in the amount of $409, and $9,255 respectively. The Company officers received no compensation and have no expectation of compensation for these services, either now or in the future, and waive their rights to any such compensation.

Compensation of Officers

Its 2012 the Company agreed to compensate its Chief Executive Officer $3,600 per month. Beginning in January

Nu-Med Plus, Inc.

Notes to the Financial Statements

2013 the Company agreed to compensate its CEO $3,550 per month.

In February 2015, the Company began compensating the Vice President of Technology and the Vice President of Scientific Development $2,000 per month for services provided to the Company.

NOTE 9 - LOAN PAYABLE

The Company received, during the year ended December 31, 2013, proceeds from a loan in the amount of $91,600. The Lender agreed to loan the Company up to $10,000 per month effective September 2012, for up to one year. This loan was memorialized in writing on September 30, 2013. The loan is considered to be a demand note, with a maturity 30 days from the receipt of demand and the holder may not make demand for payment until six month from the date thereof. On September 30, 2015, the Company accrued additional interest on this note, at a rate of 8.0% in the amount of $7,785 for nine months. The total loan balance and accrued interest is $130,100 and $26,513 respectively. The note contains a conversion option. The conversion price is one share for each $0.01 of principal and accrued but unpaid interest of the note subject to a beneficial ownership limitation. That limitation prevents the holder from owning more than 4.9% of the number of shares of the common stock outstanding after conversion. If the holder's ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%.

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

On November 14, 2012, the Company issued a $100,000 convertible promissory note to a consultant as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013. This note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion. On September 27, 2013, the Company amended the note to include the conversion price which is one share for each $0.01 of principle and accrued but unpaid interest of the note. Of the original $100,000, $75,000 had been expensed as part of the professional/consulting fees on the statement of operations during the year ended December 31, 2012, and the remaining $25,000 was expensed ratably using the straight-line method over the last three months in the service period. On September 30, 2015, the Company has accrued additional interest on this note in the amount of $4,113 for the nine months ended September 30, 2015. As of September 30, 2015, the company accrued interest on this note in the total amount of $19,242.

The Company has evaluated these convertible notes under the provisions of ASC Topic 815 and has concluded that neither of the convertible notes contains an embedded derivative requiring bifurcation from the host contract.

Therefore, we have accounted for the conversion features of these instruments in accordance with ASC Topic 470. Accordingly, we have recognized the value of beneficial conversion features in these instruments as the difference between the conversion price and the fair value of the Company’s common stock on the date of the transaction.  As a result the Company has recognized debt discounts resulting from these beneficial conversion features amounting to $50,000 and $65,050, respectively, for the November 14, 2012 and September 27, 2013 notes.  The value of these discounts is to be accreted to the loans over the remaining contractual lives of the loans.  Accretion recognized as additional interest expense during the periods ended December 31, 2014 and December 31, 2013 was $30,716 and

Nu-Med Plus, Inc.

Notes to the Financial Statements

$84,334, respectively. The ending value of the debt discount as of September 30, 2015, and December 31, 2014, was $0 and $0, respectively.

NOTE 10 - SUBSEQUENT EVENTS

In October 2015 the Company entered into a stock subscription agreement with an investor for him to purchase up to $15,000 of common stock at a price of $0.45 per share. On October 19, 2015 the Company issued 33,333 common shares valued at $0.45 per share to relieve the Stock Subscription Payable in the amount of $15,000.

On October 7, 2015 the Company issued 50,000 common shares valued at $0.30 per share to relieve the Stock Subscription Payable in the amount of $15,000.

On October 28, 2015 The Company issued 150,000 shares of restricted common stock to a consultant in compliance with the terms of the consulting agreement entered into.  The consultant is to receive, upon mutual agreement that the services have been adequately performed, an additional 150,000 shares of restricted common stock within 180 days.

On October 28, 2015 the Company issued 15,556 common shares valued at $0.45 per share to relieve the Stock Subscription Payable in the amount of $7,000 entered into in October 2015.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

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

Presently we have filed for 2 patents for our Nitric Oxide systems and we hope to file additional patents for our products which will help us build a strong IP portfolio and value for our company and our shareholders.  Our two initial preliminary patents cover Gas Generator #62-014866 and a Controlled Delivery of Medical gases using Diffusion Membrane #14529112. Our patent applications are still pending and have not been approved.  Our application related to the Gas Generator was a provisional patent and we are in the process of filing the definitive patent application.  No assurance can be given that we will be successful in obtaining patent protection and even if obtained that there will be any value to the patents. We are also pursuing a proprietary protection strategy of our key formulations and methods for further strengthening the overall Intellectual Property portfolio.  We have no trademarks.  We also have no franchises, concessions, royalty agreements or labor contracts.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, we had assets of $62,721 with current assets of $30,771 and liabilities of $278,726. Our current assets consisted primarily of prepaid expenses in the amount of $30,560 and cash of only $211.  We currently do not have the cash to pay ongoing expenses and have had to rely on loans from shareholders or sale of our stock to cover expenses.  Without additional capital, we will not be able to stay in business and move our business plan forward. We anticipate, based on our preliminary budgets, that we will need $150,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $150,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders.  At this time, we have no commitments from any party to help fund our operations and if we are unable to raise additional capital, we will be force to shut operations until such capital can be raised or go out of business.  We cannot say the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2015, we had no revenues and expense associated with our operations of $303,368 and $811,336, respectively.  For the three and nine months ended September 30, 2015, we had a net loss of $307,378 and $823,228, respectively, compared to a net loss of $242,944 and $658,836, respectively, for the three and nine months ended September 30, 2014.  The increase in net loss was the result of increased professional and consulting expenses as a result of the issuance of shares of our common stock to various consultants for their services.  Professional and consulting fees were $277,997 and $729,792 for the three and nine months ended September 30, 2015 and predominately composed of stock issued to consultants.  The professional and consulting fees increased from the three and nine months ended September 30, 2014 of $205,996 and $505,236, respectively. Without the cash to pay consultants and with an illiquid market for our shares, we have been forced to pay consultants with shares which may have limited value to the consultant, and as such, the consultants have asked for larger number of shares as compensation than would have been required if we had a more active trading market for our shares.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

Not applicable.

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

In August 2015, under a consulting agreement the Company issued 150,000 shares of restricted common stock valued at $0.45 per shares.  In September 2015, the Company entered into a second agreement with the consultant and issued an additional 150,000 shares of restricted common stock valued at $0.45 per share.  The consultant, under the terms of the agreement, will receive 150,000 shares of stock per year for services rendered.

In August 2015, the Company issued 35,097 shares of its restricted common stock at a price of $0.30 per share in fulfillment of its obligations of a stock subscription agreement.

In September 2015, the Company issued 15,111 shares of its restricted common stock at a price of $0.45 per share in fulfillment of its obligations of a stock subscription agreement.

The Company has entered into subscription agreements to provide funding to support operating expenses.  At September 30, 2015, there is $35,750 in subscriptions payable with stock prices of $0.30 to $0.45 per share, which obligation will be relieved by the issuance of 94,722 shares of restricted common stock.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2015, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosure

Not applicable.

ITEM 5.  Other Information.

On November 14, 2012, the Company issued a $100,000 convertible promissory note to SCS as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013. This note is due on demand, bears annual interest at 5.5%, and was convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion. On September 27, 2013, the Company amended the note to include the conversion price which is one share for each $0.01 of principle and accrued but unpaid interest of the note. As of September 30, 2015, the Company has accrued additional interest on this note in the amount of $4,113 for the nine-months ended September 30, 2015. As of September 30, 2015, the Company accrued total interest on this note in the total amount of $19,242.

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

November 23, 2015

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive

November 23, 2015

By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting

       Officer

18