Form 10-K
period 2015-12-31
Nu-Med Plus, Inc.
filed 2016-04-13
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: At June 30, 2016, the Company’s last sale price of its stock was $0.96 resulting in an aggregate market value of our common stock held by non-affiliates of $15,428,493.

As of March 24, 2016, the Registrant had 36,474,244 shares of common stock issued and outstanding.

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

EMERGING GROWTH COMPANY STATUS

As part of the Jumpstart Our Business Startups Act of 2012 (“JOBS ACT”), companies with less than $1.0 billion in gross revenue can qualify as an “emerging growth company.” We will qualify as an emerging growth company as defined in the JOBS Act, and, as such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (ii) reduced disclosure obligations regarding executive compensation in our periodic and annual reports, (iii) not being required to comply with certain new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, and (iv) not being required to obtain stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of the reduced disclosure obligations.  Additionally, we will qualify as a “Smaller Reporting Company” and also have the advantage of not being required to provide the same level of disclosure as larger companies.  Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Prior to the founding of NU-MED PLUS, our core team Jeff Robins, William Moon, and Dr. Craig Morrison investigated, researched, and worked on initial formulations of a conceptual product to convert nitric oxide from a proprietary formulation to a gas used in the medical field. Based on our team’s backgrounds in the field of mechanical engineering, chemistry and medicine it was determined a potential niche market existed and the conceptual proprietary product could possibly be created.  From this initial research and some initial testing, our team believed we could create a mechanical device that could deliver nitric oxide to medical patients and use a new formulation of nitric oxide that, when combined with the new delivery device, could be accomplished in a more economical method than those currently in existence.  Recognizing the experimental nature of the intended product and the time and money commitments to get such a product to market, the team spent almost a year working on various initial equipment and formulizations before determining they could not proceed further without some additional capital. From this realization of the need for capital, NU-MED PLUS was incorporated and an initial private placement was completed to raise capital to create a small lab and purchase equipment and chemicals to start working on testing the theories of the founding team. Even with almost a year of working on the proposed product and formulation, NU-MED recognizes the difficulty in developing a medical product and that other companies could expend far more resources on a similar solution and beat NU-MED to the market.  Investors in NU-MED face tremendous risk and would be betting on current management and its development staff, who have not had prior success in developing and marketing medical products.  Although management believes they are developing a unique and economical solution for nitric oxide delivery, management acknowledges they have not developed medical products before and all of their prior development work has been for other companies and this will be the first time management and their team have tried to do so without the support of a large organization and such organizations funding capabilities. Additionally, because of the lack of funding, several of the team members, including William Moon and the person assisting in helping to formulate a powder nitric oxide, Tom Tait, are acting in part-time capacity to NU-MED as they continue to work for other organizations that have the ability to pay them a salary.  NU-MED has verified that all consultants and part-time employees are permitted to work on NU-MED’s project without violating other employment commitments.  Even with the ability to work on NU-MED’s project, NU-MED’s management team and consultants are not full time as they devote part of the time to other projects that have the ability to continue to pay salaries.

The core of the product embodiment is the kinetically controlled release of nitric oxide from a chemical reaction. The mechanical means to deliver a metered dose to a patient is of secondary concern and will be addressed once the nitric oxide generation has been optimized. A research laboratory, completed in July 2012, has been equipped with the appropriate safety measures (negative pressure fume hood), nitric oxide analyzer, and standard lab ware to assess chemical reactions that produce nitric oxide. The initial goal is developing a kinetic control and be able to complete testing to optimize the process. Initial efforts are focusing on a proprietary mixture that will show the requisite parameters for generating nitric oxide in a controlled manner.  Once this stage of development is complete, we will move forward with additional development of the delivery system. The optimization may take an unknown direction that will necessitate changes in the anticipated design of the mechanical delivery apparatus.  Additionally, unforeseen delays can hamper development timelines.  Management believes it will take some time before a product will be finalized and testing completed.  Until a final product is completed and testing done, no assurance can be given that we will be able to complete the product or achieve the costs savings for the patient.

We have begun preliminary work on the delivery systems but do not believe such systems will be available for several years.  Our initial goals from the delivery system development will be to obtain a prototype for internal testing and file for provisional patent protection.  Due to the costs of testing and FDA approvals, we do not anticipate moving beyond our lab testing for at least the next year or longer.  Additionally we would need to raise substantially more capital for further testing and hire third party laboratories to move beyond the initial development and testing phase.

Products

NU-MED PLUS will initially develop three distinct products. NU-MED products have not been fully developed; therefore we have not made any submission for FDA approval under any medical use nor do we anticipate any submittals for some time.

1.

Nitric oxide powder formulation.

      2. A hospital generator device with controls and safety monitors built in that delivers inhaled nitric oxide to replace expensive pressurized canisters.  This delivery system is intended for hospitals. The goal is to have a system that delivers a metered therapeutic dose (up to 200ppm) of nitric oxide via a ventilator. Unlike current delivery systems that use expensive tanks of nitric oxide, this product would use a self-contained generation system based on a chemical reaction. This approach not only allows an on-demand system but management hopes it will provide possible cost savings to patients requiring nitric oxide therapy and other possible diagnosis using very high purity nitric oxide gas. Safe guards such as concentration monitoring, flow and gas purity would be standard.

      3. A compact, mobile/portable rechargeable device to deliver inhaled nitric oxide gas.  The portable system necessitates a design which can be deployed where a reliable source of power is not available or is difficult to access. The key feature will be a rechargeable battery pack that will power the unit for the full duration of a therapeutic session. It can be recharged using existing electricity supplies, a solar array or other alternative energy source. The unit will be designed as a low power but fully functional nitric oxide delivery system for inhalation therapy.

Nitric oxide is an extremely important bio-mediator in the human body that is produced from the amino acid l-arginine. Nitric oxide has anti-inflammatory properties, antibacterial, antiviral and antifungal properties which make it useful in certain medical treatments. At the present time inhaled nitric oxide (iNO) is used as a selective vaso-dilator in infants. The only currently FDA approved use of nitric oxide at this time is Hypoxia in premature infants and newborn babies. Management is not aware of any other potential uses of nitric oxide that have been cleared by the FDA but this may change as new submittals are made. The heavy costs of delivering nitric oxide to patients have created limitations in the use of nitric oxide. As an additional motivation to reduce these costs, discoveries that have occurred since the first FDA approved use of nitric oxide in 1999 have led to new potential uses, which still need FDA approval, in a wide variety of diseases and health complications, including COPD, flu viruses, bacterial infections, tuberculosis, and much more. NU-MED hopes to take advantage of the expanding medical uses of nitric oxide and the current high costs of delivering nitric oxide by developing a new generated nitric oxide method that reduces the delivery costs. Given NU-MED’s size, we do not anticipate being involved in any studies on new uses of nitric oxide and will rely on other parties to continue to advance the uses of nitric oxide.

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

We hope to develop a proprietary compound formulation that will be utilized to produce medical grade nitric oxide gas in our hospital unit.  Management believes that with the further refinement of our formulation, we can make and filter medical grade nitric oxide gas with minimal amounts of nitrogen dioxide, and that this process can produce medical grade nitric oxide gas in ample quantities for any current or prospective use and hopefully at a price less than that of all currently available technologies.  Management believes the only approved and available medical grade nitric oxide source is a product named Inomax. Since this is a single source market there is no price competition and price is set at a "market can bear" level. We believe, given this structure, there is ample room for a competitive response from NU-MED using on site generated nitric oxide at a lower cost to penetrate the market. The cost of materials and labor for the NU-MED product is anticipated to be low, providing attractive margins. Our product must have a known shelf life and be available in various configurations to yield known concentrations and volumes of gas. Packaging is a critical developmental process that we will address after completion of our formulation.

We approximate that non-clinical laboratory sales could take place earlier than United States Food and Drug Administration (“FDA”) approval. Management anticipates that selling our units earlier into the market as laboratory equipment or to international groups will pave the way for sales of our medical generators and formulation, but any financial contributions from intellectual property licenses and sales, non-medical generator and formulation sales will not be adequate to fund the substantial costs of the FDA approval process for human medical uses.  Even with sales to laboratories or other uses, we will require additional funding, which we currently do not have in place and cannot say that we will be able to obtain, or to obtain at acceptable rates.

All human medical uses of nitric oxide gas require FDA approval prior to initiating sales in the United States and the approval of similar international agencies in their respective countries.  Approval can be a long and expensive process, with no assurance that any such approval can or will ever be obtained. Our products from the compound formulation for nitric oxide to our delivery machine will have to be approved by the FDA prior to any sales for human use.  Although the FDA can approve “uses” for nitric oxide and such uses can be expanded, our products, both the formulations and equipment, would also have to be approved to be used in association with the treatment using nitric oxide.  Accordingly, although the “uses” of nitric oxide such as its use for hypoxia in newborns is already approved by the FDA, we still would need to have our machine and compound approved by the FDA for such treatment.  Although having the “use” of nitric oxide would reduce our overall costs as we would not have to prove the efficacy of the treatment but only that our product and compounds are “substantially equivalent” to those already approved by the FDA.  Even this level of approval still requires time and costs and creates additional uncertainty as to our ability to bring a product to the marketplace.  We currently do not have the funds to seek such an approval and do not anticipate seeking FDA approval for several years.  Focus over the next twelve months will be on continuing development and patent applications.

Current Product Development Status

Hospital NO Unit. Our team has created an initial prototype which is a ready for use as a hospital Nitric Oxide gas generating system which delivers a continuous intra-breath concentration of therapeutic NO to patients who are on a ventilator in a hospital setting. Our formulation used in the machine is available in tablet form now which will improve conversion efficiency of our existing proprietary formulation.  This machine and NO formulations are only in the prototype stage and we are doing internal testing on the accuracy of the machine and dosage prior to moving forward with any animal or human tests.  With any medical product, it will take years of refinement and testing before the product is ready for market.

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

Future Product Development. Our newest products to be investigated is a one-time Single Treatment Disposable unit which will give rapid access to short term NO treatment. The entire unit is disposed of after treatment and is unique in the market, with no competitive product available. We also are investigating a Wound Healing System which may reduce the loss of a partial or full foot for diabetics by healing wounds and sores caused by their disease. To continue research on new developments and advance next generation designs on existing products management estimates the Company will need $360,000 for 2016.

Existing Clinical Applications of Inhaled nitric oxide and Potential Markets

Nitric oxide can be safely inhaled when delivered thru a ventilator, face mask, by nasal cannula, or via an endotracheal tube. An ideal inhaled NO delivery device requires delivery synchronized with respiration and minimal production of NO2 and should be simple to use with full monitoring capacity (high and low alarms and precise monitoring of NO, NO2, and O2).

Since the inception of the only FDA approved treatment of hypoxia in newborns with nitric oxide (INOMAX from Ikaria Holdings) management, initial research has shown approximately 394,000 patients have been treated worldwide over a ten-year period. Management believes the cost of a typical nitric oxide delivery system is approximately $30,000 each.  Market expansion in the US will occur based on FDA approval for other medical uses of nitric oxide therapies.

Competition

Large companies with established brand names have a distinct advantage in the medical device arena. The cost of developing a product, followed by the costs of testing and licensing, favor larger, well financed and established companies.  It will be difficult for NU-MED to compete in this industry and we will be required to focus on the niche products, if we hope to be able to compete. The number of companies that have a product or products involving nitric oxide and free radicals is quite large and difficult to determine precisely as this is not the main focus of these companies.

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

Management believes Ikaria Holdings Inc. is currently the only company with an FDA approved nitric oxide (INOMAX) delivery system in commerce. The FDA approval is limited to persistent pulmonary hypertension in newborns (PPHN). Ikaria has submitted several other specific medical uses of nitric oxide to the FDA for approval. The INOMAX system consists of a pressurized tank source of nitric oxide gas and a delivery and monitoring system and is intended for non-portable hospital use.

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

Many of our competitors, either alone or with their strategic partners, may have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products, and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining approval for therapies or delivery hardware and achieving widespread market acceptance. We anticipate that we will face intense and increasing competition as new drugs and advanced technologies become available.

Employees

The Company currently has one paid employee and relies on its officers and consultants for most of its activities.

Description of Property

NU-MED’s corporate office is at 455 E 500 S, Suite 250, Salt Lake City, Utah 84111.  Our R&D facility is located at 1266 S 1380 W Orem, Utah 84058.   We pay rent of $1,000 per month for the corporate office and $388 per month for the R&D facility.  Our corporate offices are leased from a law firm which runs an “executive office” structure.  Until we expand our operations the executive office arrangement will provide us the flexibility to expand our corporate offices as needed without being committed to long term overhead or office space we currently do not need.  Our leases are on a month to month basis.  Management believes these facilities will serve our purposes for at least the next twelve months.

Regulations

Our proposed products would use nitric oxide gas for use in medical treatment.  Accordingly, our products will require prior FDA Class II approval. We have not submitted our products for approval and it is expected to take many years and may not be obtained, even after expending substantial resources in such efforts. Various laws and regulations govern or influence the research and development, manufacturing, safety, labeling, storage, record keeping and marketing of our products.  The lengthy process of seeking these approvals and the subsequent compliance with applicable laws and regulations require the expenditure of substantial resources. Any failure by us to obtain or maintain, or any delay in obtaining or maintaining, regulatory approvals could materially adversely affect our business.  Our policy will be to conduct our research and development activities in compliance with current FDA guidelines and with comparable guidelines in other countries where we may be conducting clinical trials or other developmental activities.

The following is a brief summary of applicable governmental regulations to which we may be subject in our planned business operations related to the use of our products in the medical field.  It should be noted that we do not have the capital to engage in any regulatory approval at this time and instead, for the foreseeable future, we will be focused on the development of our technology and initial patent applications.

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

Class I devices (lowest risk) are subject to general controls, which are published standards pertaining to labeling, manufacturing, post-market surveillance, and reporting. Devices are placed into Class I when there is reasonable assurance that general controls alone are adequate to assure safety and effectiveness. The general controls that typically apply to Class I devices include prohibitions against adulteration and misbranding, requirements for establishing registration and device listing, adverse event reporting, and good manufacturing practices. Furthermore, remedies including seizure, injunction, criminal prosecution, civil penalties, and recall authority are provided to the FDA. Formal FDA review is not required for most Class I devices before their market introduction.

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

The Human Device Exemption (HDE) is a new pathway to allow for commercialization of Class III devices designed to address small markets, i.e., diseases or conditions that affect fewer than 4,000 patients in the United

States each year. Approval of an HDE requires demonstration that the device is safe and the probable benefits outweigh the probable risks. Although the process may require smaller clinical trials, an HDE device must continue to operate under local IRB approval at each participating institution and must continue to collect case report forms akin to an ongoing clinical trial. The PMA process typically involves a series of studies starting with first clinical use and culminating in a multicenter, prospective randomized control trial (pivotal trial). The complexity and extent of the clinical testing program is dictated by the nature of the device and its proposed use. The clinical study program is developed by the company in conjunction with clinician investigators, all in close collaboration with the FDA/CDRH.

The first and arguably most important step in this process is the pre-IDE meeting, in which the company, often accompanied by the lead clinical investigator(s), meets with the FDA/CDRH to present data about the device, its clinical development program, and its intended use after approval. The FDA/CDRH staff reviews existing bench and animal data (as well as any outside-the-United States clinical data) and makes informal, non-binding suggestions regarding the need (if any) for additional pre-clinical data (bench and animal), as well as the study design. The sponsor then submits an IDE application to the FDA/CDRH for formal review.

Clinical development of a new Class III device is typically divided into pilot and pivotal trial phases. The purpose of the pilot phase (starting with first clinical use) is to establish safety and to assist in design of the pivotal trial. Pilot-phase testing is typically limited to fewer than 100 patients treated at a few centers. The purpose of the pivotal trial is to generate data that define patient populations in which use of the device is safe and effective. The dialogue initiated during the pre-IDE meeting continues and intensifies between the FDA/CDRH and the company over the specifics of the pivotal trial and includes the patient population, the control group against which the new device will be evaluated, and the primary and secondary end points of the evaluation. For first-in-class devices, e.g. drug-eluting stents, where there are few data regarding short- or long-term outcomes, the FDA/CDRH requires prospective randomized controlled studies. High profile devices that require randomized data for approval are the exception rather than the rule. The vast majority of device clinical trials are case series that carefully document product performance. Still more products are approved as “tools.”

When the FDA/CDRH has substantial data on the device class metrics, comparisons may be made to historical data or objective performance criteria. When few data on existing standards are available, the FDA typically requires randomized rather than single-arm studies, in which the new device is compared against concurrent controls treated with current best medical practice. The comparison may be powered to show that the new treatment is superior to prior approaches, or that it is non-inferior (equivalent or better) compared with a previously approved device in a new area.

The specifics regarding study design may have profound impact on the time and cost of bringing a new device to market. Though the primary mission of the FDA/CDRH is to ensure safety and effectiveness of commercially available devices, when exerting regulatory oversight, the agency must balance its primary mission with the costs of introducing new technologies to the clinical marketplace. This has been codified by the FDA Modernization Act and the FDA Modernization Act-II, which require the agency to pursue the “least burdensome means” available to establish device safety and efficacy. The trial must be conducted according to good clinical practices standards, with the approval of the local IRB at each participating center.

Every clinical site is federally mandated to have an IRB responsible to ensure the protection of the rights, safety, and welfare of research subjects. Regulation of the IRB review of protocols involving medical devices is under the purview of the FDA. The Office of Protection from Research Risks (OPRR) is responsible for oversight regarding all human research and is in direct communication with the FDA/CDRH. Studies involving human subjects that do not involve products regulated by the FDA fall under the direct purview of the OPRR. Both the FDA and the OPRR are in the Department of Health and Human Services. Each IRB must meet standards for the composition, leadership, and processes set forth by that department. IRBs are subject to periodic audits by the FDA to ensure that records and procedures are in compliance with regulations. The IRB process typically requires approximately three months, but at times can take considerably longer.

The company must also negotiate agreements with each clinical site addressing the many issues associated with the clinical trial. In addition to the study costs/reimbursement (per-patient enrolled and overhead), these agreements typically include indemnification and the assignment of ownership rights of new discoveries (intellectual property) made in the course of the study. The resources required at each center to perform the high quality research necessary for a PMA protocol are formidable. Pivotal studies required for a PMA application are typically large multicenter randomized trials and often represent the largest commercial risk and expense in the device development process. In addition to obtaining an IDE from the FDA and formally recruiting clinical sites, it also includes engaging a contract research organization (CRO), core laboratories, formation of a data safety monitoring board (DSMB), and an executive committee.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

Presently we have 2 patents pending for our Nitric Oxide systems and we hope to file additional patents for our products which will help us build a strong IP portfolio and value for our company and our shareholders.  Our two initial preliminary patents cover Gas Generator #14/996685 and a Controlled Delivery of Medical gases using Diffusion Membrane #14529112. We are also pursuing a proprietary protection strategy of our key formulations and methods for further strengthening the overall Intellectual Property portfolio.  We have no trademarks.  We also have no franchises, concessions, royalty agreements or labor contracts.

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

NU-MED is still in the development stages and does not have an operating history on which to judge an investment decision.  Additionally, NU-MED is currently undercapitalized and is relying on equity and debt investments to continue operations.  Although we have identified the product we want to develop and market, we are still in the design and development stage with the product.  Given that we will be producing a medical device, it may take years of testing before we are able to start selling our product and we will need more capital infusions to get the product developed and to market.  Investors in NU-Med would be placing their money in a company with unproven and undeveloped products which are potentially years away from being able to sell and with no support for the eventual commercial application or market for the product.  Given the uncertainties facing the company, investors should look to an investment in NU-MED as highly speculative and risky with a high probability of losing their entire investment.

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

Nitric oxide is a regulated chemical and is subject to extensive environmental regulations related to its handling and disposal, which may increase our costs and subject us to environmental regulations.

Although NU-MED operates as a research and development company at this time and we use only small quantities of nitric oxide, we are still subject to the environmental and other workplace rules related to the handling and disposal of nitric oxide.  These rules require that we keep records of our handling and disposal of any nitric oxide. Additionally, if we mishandle or do not dispose properly of the nitric oxide, we could be subject to fines and penalties.  At this time, we do not anticipate handling large quantities of nitric oxide and should not see substantial additional costs or contingencies from our use of nitric oxide.  However, as we expand our operations, the environmental and workplace rules related to the handling of nitric oxide could increase our overall costs.

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

We will need additional financing, which will potentially dilute current investors, and we may not be able to obtain such financing.

NU-MED intends to engage in product development that will require substantial capitalization as we attempt to develop our products.  Accordingly, NU-MED’ future success and profitability may be based on our ability to obtain additional financing on favorable terms.  Any additional financing may cause dilution to current investors and there can be no assurance that any additional financing will be on terms that are favorable to NU-MED and our shareholders.

We currently have note payables that may be converted into shares of our common stock, which could result in substantial dilution to current investors.

We have note payables which may be converted into shares of our common stock at $0.01 per share of principal and interest.  With approximately $285,100 in principal and $50,173 in accrued interest on the notes, if the notes and accrued interest are converted, over 33,527,500 additional shares would be issued.  If the notes and accrued interest were converted into shares of our common stock, investors would suffer substantial dilution to their ownership percentage in NU-MED and to their overall value.  We would expect any issuance to be very dilutive to current investors, resulting in potential loss of value to the investors.

The medical product business is highly competitive and subject to extensive regulations, making it difficult and very expensive to bring new products into the marketplace.

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

Our success depends on our ability to develop medical products.  With limited resources, we will be dependent on current management to be able to develop the medical devices.  None of our current management members has extensive experience developing medical products or bringing them to market.  As such, investors will be placing money with individuals with no proven success in developing and selling medical devices, thereby creating high risk of loss of an investor’s entire investment in the Company.

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

Our ability to commercialize pharmaceutical products successfully may depend, in part, on the availability of reimbursement for our products from:

     *    Government and health administration authorities;

     *    Private health insurers; and

     *    Other third party payers, including Medicare.

We cannot predict the availability of reimbursement for health care products.  Third-party payers, including Medicare, are challenging the prices charged for medical products and services.  Government and other third-party payers progressively are limiting both coverage and the level of reimbursement for new drugs.  Third-party insurance coverage may not be available to patients for any of our products.

The continuing efforts of government and third-party payers to contain or reduce the costs of health care may limit our commercial opportunity.  If government and other third-party payers do not provide adequate coverage and reimbursement for any product we bring to market, doctors may not prescribe them or patients may ask to have their physicians prescribe competing treatments with more favorable reimbursement.  In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control.  In the United States, we expect that there will continue to be federal and state proposals for similar controls.  In addition, we expect that increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products.  Cost control initiatives could decrease the price that we receive for any products in the future. Further, cost control initiatives could impair our ability to commercialize our products and our ability to earn revenues from this commercialization.

We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell

Some of the products we manufacture and sell may expose us to product liability claims relating to personal injury or death caused by such products.  Although we will maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will be available to us on economically reasonable terms, or at all.

Our auditors have indicated in their audit opinion that there is a substantial doubt about our ability to continue as a going concern, which will affect our ability to raise capital or borrow money.

Our auditors have issued an audit opinion indicating that there is a substantial doubt about our ability to continue as a going concern.  As such, any potential investor or lender is unlikely to be willing to provide additional capital or loans to us.   Without additional capital, we will be unable to remain in business or to execute on our business plan. Even if we are able to obtain additional capital, given the “going concern” modification, it is likely investors would suffer substantial dilution to their investment.

General Risks Relating to Investors

We intend to take advantage of the disclosure requirements of the JOBS Act provided for emerging growth companies, including not providing all of the accounting disclosure that other companies will be required to provide, which may limit an investor’s ability to compare our financial statements with other companies.

Under the JOBS Act, we can elect to not comply with new or revised accounting standards which will allow us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies.  Until the standards are required for private companies, we will not be required to adopt those standards. As such, our financial statements may not be comparable to those of companies that comply with public company effective dates.  This could affect an investor’s ability to evaluate our financial statements compared to other public companies.  In addition to the financial statements, as we qualify as a “Smaller Reporting Company”, the JOBS Act allows us to provide less disclosure on certain issues, such as executive compensation, which could affect an investor’s ability to compare us to other companies.

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

Holders of common stock are not entitled to accumulate their votes for the election of directors or otherwise.  The present shareholders of NU-MED will be able to elect all of the directors of NU-MED and effectively control NU-MED’s affairs, making it difficult for investors to be able to change management or the direction of NU-MED.  (See "DESCRIPTION OF SECURITIES.")

We may issue more stock without shareholder input or consent, which could dilute the book value of your investment.

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

A relatively small number of stockholders and managers have significant influence over us, other stockholders will not be able to have a voice in the direction of the company, and stockholders may disagree with the decisions of management.

A small number of our stockholders and management, acting together, will be able to exert significant influence over us through their ability to influence the election of directors and all other matters that require action by our stockholders.  The voting power of these individuals could have the effect of preventing or delaying a change in control of our company which they oppose, even if our other stockholders believe it is in their best interests.  In addition, our executive officer has the ability to influence our day-to-day operations.  These factors could negatively affect our company and our stock price, as other investors may be unwilling to invest in a company with such a consolidation of control.  Additionally, if stockholders dislike the decisions of management, it will be difficult for stockholders to make changes to current management.

The departure of certain key personnel could affect the financial condition of NU-MED due to the loss of their expertise.

Our business plan was developed by our officers and will depend on their ability to design and create the initial models for our products.  Without their expertise, it is unlikely we will be able to complete the development and design of initial products.  We do not have the funds, at this time, to hire additional personnel, and without current management it is unlikely we would be able to obtain further funding.  The loss of any member of management would severely hinder our ability to develop our proposed products.  A failure on our part to retain the services of these key personnel could have a material adverse effect on our operating results and financial conditions. We do not maintain key man life insurance on any of our employees.

Employees

The Company currently has one employee and relies on its officers and consultants for most of its activities.

ITEM 2. PROPERTIES

NU-MED’s corporate office is at 455 E 500 S, Suite 250, Salt Lake City, Utah 84111.  Our R&D facility is located at 1266 S 1380 W Orem, Utah 84058.   We pay rent of $1,000 per month for the corporate office and $388 per month for the R&D facility.  Our corporate offices are leased from a law firm which runs an “executive office” structure.  Until we expand our operations the executive office arrangement will provide us the flexibility to expand our corporate offices as needed, without being committed to long term overhead or office space we currently do not need.  Our leases are on a month to month basis.  Management believes these facilities will serve our purposes for at least the next twelve months.

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

Quarter Ended

High Bid

Low Bid

December 2015

$0.45

$0.94

September 2015

$0.51

$1.00

June 2015

$0.65

$1.00

March 2015

$0.45

$0.85

December 2014

$1.00

$0.15

September 2014

$1.00

$0.75

At March 24 2016, the Company had approximately 135 shareholders of record.  As of March 24, 2016, the Company had 36,474,244 shares of its Common Stock issued and outstanding.

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

In November 2012, NU-MED entered into written consulting contracts with SCS, Boyce, Tait and Christenson regarding the consulting services being provided and covering the share issuance.  The contracts were not entered into until November 2012 as NU-MED was focused on operational issues and had to rely on oral commitments from the consultants as the formation issues and operational needs were addressed.  Management believed their knowledge of the consultants provided them with the ability to rely on oral contracts until written agreements could be finalized.  For consultants that were providing limited services and not deemed to be providing key ongoing services to the company, no written contracts were entered due to the costs requirements for legal and the amount of the value of services provided.  All shares were issued at a valuation of $0.015 which tied to the price paid in the private placements.  Additional shares were issued to parties for services ranging from administrative/secretarial to filing assistance.  All shares except those issued to SCS, Inc. were to be earned over four years starting in April 2012. All shares issued to SCS, Inc. are deemed earned over the one year term of SCS consulting contract.

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

On September 4, 2013, the Company entered into an agreement with a shareholder wherein the shareholder would provide financing to the Company for two months at $25,000 per month. The note was due six months from the date it is presented and surrendered to the Company with an interest rate of 8% per annum. In September and October 2013, the Company received two $25,000 loans for a total of $50,000, and on October 28, 2013, the outstanding balance of $50,000 along with accrued interest of $500 was converted into common stock at a value of $0.30 per share.

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

In May 2014, the Company created a medical advisory board and the first doctor appointed to the board was Dr. Brett Earl.  Dr. Earl entered into an advisory contract with the Company and under the terms of the advisory contract received an initial one hundred and fifty thousand shares (150,000) of the Corporation’s common stock and on each renewal of the agreement, Dr. Earl will receive an additional one hundred thousand (100,000) shares.  Additionally, in May 2014, the Company entered into a consulting agreement with Mark Christensen which provided for an initial payment of two hundred thousand (200,000) shares of the common stock and on each yearly renewal of the agreement an additional one hundred fifty thousand (150,000) shares of common stock.  In May 2014, the Company also issued a consultant three hundred fifty thousand (350,000) shares.

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

In April 2015, the Company sold 100,000 shares of restricted common stock at a value of $0.30 per share.  The Company also issued 950,000 shares valued at $0.30 per share to new board members as compensation for services.

In May 2015, the Company entered into agreements with consultants to issue 300,000 shares of common stock for services.  The shares were issued in July 2015.  The Company also entered into stock subscriptions in May 2015. Under the agreements, the investors would be allowed to purchase up to 150,000 shares of common stock at a price of $0.30 per share.  Upon receipt of funds, 150,000 shares of common stock were issued pursuant to those agreements.

In June 2015, the Company entered into an agreement with an investor allowing for the purchase of 33,333 shares of common stock at a price of $0.30 per share.  The funds were received and the stock was issued in October 2015.

In August 2015 the Company entered into agreements to issue 300,000 shares of restricted common stock to consultants for services.  The stock was valued at $0.45 per share.

In September 2015, the Company issued 15,111 shares of restricted common stock at a price of $0.45 per share in fulfillment of its obligations of a stock subscription agreement.

In November 2015, the Company sold 15,556 shares of restricted common stock to an investor at a price of $0.45 per share.  It also issued 50,000 shares of restricted common stock, valued at $0.25 per share, for services.

In December 2015, the Company sold 33,800 shares of restricted common stock to an investor for $0.45 per share.

At December 31, 2015, the Company had met all obligations and issued stock in fulfillment of such obligations for all stock subscription agreements.

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Financial Information

We have not had any revenues since our inception in 2011.  Our net loss for the year ended December 31, 2015, was $1,109,897 and for the year ended December 31, 2014, was $1,192,732.  At December 31, 2015, we had current assets of $57,173 and working capital deficit of $433,445.  Our current assets consisted of $30,903 in cash and the remainder was prepaid expenses.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Revenues	$ -	$ -
General and Administrative Expenses	39,465	60,166
Net Loss	(1,109,897)	(1,192,732)
Basic Income (Loss) per Share	(0.03)	(0.04)
Diluted Income (Loss) per Share	(0.03)	(0.04)
Basic and Diluted Weighted Average Number of Shares Outstanding	35,397,266	32,787,397
BALANCE SHEET DATA:
	December 31, 2015	December 31, 2014
Total Current Assets	$ 57,173	$ 172,122
Total Assets	87,403	213,062
Total Current Liabilities	490,618	266,828
Working Capital	(433,445)	(94,706)
Stockholders’ Equity (Deficit)	(403,215)	(53,766)

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the audited financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the year ended December 31, 2015, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Plan of Operations

NU-MED is focused on the development of medical devices with the first product aimed at the delivery of nitrogen oxide to patients.  NU-MED believes the current delivery systems and supply of nitrogen oxide are costly and creates an opportunity to develop a machine that can utilize cheaper delivery devices for nitrogen oxide.  In an effort to develop products, shortly after the founding of NU-MED management raised initial capital to be able to establish a lab and purchase equipment to work on the initial designs for a new medical device to deliver nitrogen oxide.

Our lab has been successfully equipped and we are proceeding with development of our proprietary product technology. Our technology is at the early development stage and management plans are to concentrate on further improvement of our technology. Our budget requirements for the next year will be centered upon factors relating to the testing, research and enhancement with the intention being to patent our formulation and design. Included in our budget for the next year is the costs of chemical standards, gases and equipment we have projected we will need. Contained also within in our budget are auditing costs and legal fees, which include patent filing expenses.  Projected costs to continue operation for the next year are $1,315,000 and may increase depending on the costs of patent applications and ongoing development work. At this time, we do not have the funds to operate at this level and are seeking financing either through debt or equity.  If we cannot raise the needed capital, we may not be able to remain in business.

Management believes, with the costs to develop new technology, it is important to divide the capital needs into phases to be able to track development progress and anticipate capital needs better.  Rather than trying to raise a larger amount of capital upfront, which management felt would result in higher dilution than otherwise would be required, management has chosen to raise capital in tranches as product development progresses.  With the first phase of establishing a lab and completing initial design completed, management anticipates having to seek additional capital in the near future to create prototype machines and begin initial testing and further development. The exact amount of capital and the time frame to continue the development of the initial products is still unknown as management continues to modify current designs.  Management believes it may take years before a commercial product is able to be marketed and will have to rely on outside funding to support operations through not only the development and testing phases, but the licensing phase and initial marketing cycles.

Liquidity and Capital Resources

At December 31, 2015, we had assets of $87,403 with current assets of $57,173 and liabilities of $490,618. Our current assets consisted primarily of cash in the amount of $30,903 and prepaid expenses of $26,270.   At December 31, 2014, we had current assets of $172,122 of which $56,271 was cash with the balance being prepaid expense, and liabilities of $266,828. We currently do not have the cash to pay ongoing expenses and have had to rely on loans from shareholders to cover expenses.  Without additional capital, we will not be able to stay in business and move our business plan forward.  We currently have no commitments for the needed capital. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales and potential loans from investors and shareholders.  At this time, we have no commitments from any party to help fund our operations and if we are unable to raise additional capital, we will be forced to suspend operations until such capital can be raised or go out of business.  We cannot project the full costs to bring our proposed product to market or the timing of such commercialization.  Given that our product is in the medical field, testing is very expensive and we will need additional capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the year ended December 31, 2015, we had no revenues and operating expenses of $951,061 and interest expense of $16,950 resulting in a net loss of $1,109,897 compared to a net loss for the year ended December 31, 2014 of $1,192,732. Our losses have increased as we have moved forward with several patent filings and have had to retain additional consultants to assist with ongoing development work.  We were able to utilize our stock to pay for many of the consultants which has allowed us to preserve our limited cash.  We anticipate losses to continue for the foreseeable future and for the losses to increase as we hire personnel and move into more development and testing phases of our proposed products. Additionally, we are preparing patent applications which will require additional capital to pay for outside attorneys and consultants.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.

Non-cash:  Loss on Derivative

We had a loss on derivative liability of $141,893 during the year ended December 31, 2015, compared to zero for the year ended December 31, 2014.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are set forth immediately following the signature page to this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

Subsequent to our filing for the 3rd quarter of 2015 our auditor, HJ and Associates, was acquired by Haynie and Company.  As a result of that acquisition our financials will contain the opinions of both HJ and Associates and Haynie and Company.

The Company has had no disagreements with its independent registered public accounting firms with respect to accounting practices or procedures or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective. The disclosure controls and procedures ensure that all information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Based on this evaluation, our management concluded that, as of December 31, 2015, our internal control over financial reporting were not effective to provide reasonable assurances based on the above criteria.  The following aspect of the Company’s internal control was noted as a material weakness.

•

Lack of accounting expertise related to the complex derivative transaction entered into during the current period, which resulted in the derivative liability being inaccurately recorded as of 12/31/15.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm since the Company is not an accelerated filer or large accelerated filed.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal year that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Name	Age	Title
Jeffrey L. Robins	67	CEO, Director
William G. Moon	65	Vice President of Technology/Operations, Director
Dr. Craig Morrison	72	Director
Tom Tait	59	Director, Vice-President of Scientific Advancement
Dr. Brett Earl	45	Director, Vice-President of Medical Marketing
Keith Merrell	70	Chief Financial Officer

•

Jeffrey L. Robins: President/CEO.  Mr. Robins has 30 years of senior management experience in high technology companies coupled with 15 years of engineering leadership experience.  For the past five years, Mr. Robins has been a management consultant for his private consulting company Robins Resource Associates.  Through his consulting company, Mr. Robins also serves as COO of Asta Ltd.  Asta Ltd. has no operations to date and Mr. Robins estimates he spends less than one hour a week working on Asta Ltd. matters.  As operations for NU-MED increase, Mr. Robins intends to terminate the management relationship with Asta Ltd. but anticipates remaining a director. Mr. Robins served as VP of Operations at TSCO CO., Inc. until 2006 where he was a member of the Executive Staff with responsibilities for accelerated new product development and operations management. Mr. Robins has extensive global experience, including Operations Senior Director at Fujitsu Microelectronics, where he was responsible for foundry services, product development and two wafer fabrication plants from start up to full production and ultimately having P&L responsibility for a $450 million operation. He was Fabrication Director of Operations at International Rectifier and has held various positions at Intel and AMD.   He is a past president of the Oregon Semiconductor Association.  Mr. Robins holds a B.S. in Pharmacy from Idaho State University, a B.S. in Political Science from Weber State University and an Engineering Management Certificate from Idaho State University.

•

William G. Moon: Vice President of Technology/Operations.  From February, 2011 to Present, Mr. Moon has served as Vice President of engineering and director for Reflect Scientific, Inc.  Prior to joining Reflect Scientific, Mr. Moon consulted for his own firm, Moon Automation, from 2005 to February 2011.  Mr. Moon took time away from consulting to serve a church mission in the D.R. Congo from March, 2008 to November, 2009   Mr. Moon’s background includes positions of Principle Engineer and VP of Engineering at Quantum Corporation, the world’s largest disk drive company. He co-founded Plus Development, a wholly owned Quantum subsidiary and helped develop “Hardcard,” a plug-in hard drive card. Mr. Moon has served on the board of directors of several technical ventures and is presently an active angel investor. He holds 15 patents and has several publications in computer trade magazines. Mr. Moon has a M.S. and B.S. in Mechanical Engineering from BYU, received the BYU Honored Alumni Award, and served as an adjunct professor at BYU.

•

Dr. Craig Morrison: Vice President of Research and Applications.  Dr. Morrison is a practicing surgeon in the State of Utah and for the past five years has been at the Brigham Young Student Health Center.  Dr. Morrison has been an attending and consulting staff general surgeon since 1978. Dr. Morrison received his Doctor of Medicine Degree from the University of Oregon Medical School in 1970, followed by a pediatric internship and surgical residency at the University of Southern California-Los Angeles County Hospital and the Huntington Memorial Hospital. He has provided his medical expertise and is one of the pioneering shareholders in the finance and development of synthetic alternatives to blood for Sanguine Corporation. Dr. Morrison has served on the medical advisory board of Sanguine Corporation, Rubicon, Inc. and Reflect Scientific Inc. Dr. Morrison has participated in various humanitarian efforts worldwide throughout his career.

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

•

Dr. Brett Earl: Vice-President of Medical Marketing.  Dr. Earl is a Board Certified Emergency Physician with over 15 years of experience in his field, not only as an Emergency Physician but he has also served as a Life Flight Helicopter Physician and a Tactical Physician for the city of Toledo, Ohio SWAT team. Dr. Earl received his Medical Degree from the University of Nevada, Reno. He has been published numerous times and serves on various Medical Boards in Utah and his clinical interests include Trauma, I.V. Nutrition and Injections. After practicing Emergency Medicine for 15 years, and noting the benefits and limitations of traditional western medicine, he opted to study and practices Functional Medicine, and focus on restoring health, preventing illness, and avoiding prescriptions and surgeries wherever possible. Dr. Earl currently practices Functional Medicine in Bountiful, Utah at Integrated Wellness where he has worked since February 2014 in addition to his role as an emergency physician for the Evanston Regional Medical Center, where he has worked since August 2009.  Dr. Earl previously worked with several hospital emergency rooms, including Ogden Regional Medical Center, where Dr. Earl practiced from July 2002 through October 2013.

•

Keith K. Merrell: Chief Financial Offer and Principal Accounting Officer, Secretary and Treasurer.  Mr. Merrell serves as our Chief Financial Officer, Secretary and Treasurer.  Mr. Merrell draws on over 35 years of accounting experience to manage our accounting functions and interface with our independent public accountants.  He spent two years in the field of public accounting and has served as Chief Financial Officer for four other public companies.  He currently also serves as controller for a financial services company.  His business career includes extensive experience in management, sales and marketing, consulting, and merger and acquisition work.  He graduated from Arizona State University with a B.S degree in Accounting.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2015, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Jeffrey L. Robins	2015	$42,600	--	--	--	--	--	$42,600
CEO	2014	$42,600	--	--	--	--	--	$42,600
	2013	$42,600	--	--	--	--	--	$42,600

________________

Mr. Robins began taking a salary in February 2012.  Mr. Robins’ salary is currently $42,600 a year or $3,550 a month.

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding equity awards at fiscal year-end 2015, 2014 or 2013.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2015, 2014 and 2013, there were no stock options or SAR Grants.

Stock Option Exercise

In fiscal 2015, 2014 and 2013, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2015, 2014 or 2013 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.  We did not compensate our directors for service on the Board of Directors during fiscal 2015, 2014 or 2013.

No other compensation arrangements exist between NU-MED and our officers and directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

NU-MED does not have any employment contracts with our executive officers.  No other compensatory plan or arrangements exist between NU-MED and our executive officers that results or will result from the resignation, retirement or any other termination of such executive officers’ employment with NU-MED, or from a change-in-control of NU-MED.

Report on Executive Compensation

The Board of Directors determines the compensation of NU-MED’s executive officer and president and sets policies for, and reviews with the chief executive officer and president, the compensation awarded to the other principal executives, if any. The compensation policies utilized by the Board of Directors are intended to enable NU-MED to attract, retain and motivate executive officers to meet our goals using appropriate combinations of base salary and incentive compensation in the form of stock options. Generally, compensation decisions are based on contractual commitments, if any, as well as corporate performance, the level of individual responsibility of the particular executive and individual performance.  At this time, the Board of Directors has determined no compensation is warranted to the officers and directors until such time as a merger is completed or business operation is established.  At such time, executive compensation on an ongoing basis will be reviewed.

Code of Ethics

We do not have a code of ethics.

Option Plans

NU-MED has no option plans and no outstanding options.

Board of Directors Interlocks and Insider Participation in Compensation Decisions

No such interlocks existed or such decisions were made during fiscal years 2015 or 2014.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in cash compensation set out above, which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of March 10, 2016, with respect to the beneficial ownership of the Company’s common stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock.  At March 25, 2016, there were 36,474,244 shares of common stock outstanding.

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares of common stock which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

	Amount of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Common stock
Principal Shareholders
Jeffrey L. Robins 2152 W. Bryce Drive Kaysville, Utah 84037	5,000,000	13.71%
William G. Moon 2595 North 140 East, #306 Provo, Utah 84604	4,000,000	10.97%
Dr. Craig Morrison 975 North Terrace Drive Provo, Utah 84601	4,000,000	10.97%
Smith Corporate Services, Inc. 455 East 500 South, Suite 201 Salt Lake City, Utah 84111	1,859,192	5.10%
Thomas A. Tait 12560 Kaibae Court Colorado Springs, Colorado 80908	4,000,000	10.97%
Officers and Directors
Jeffrey L. Robins	5,000,000	13.71%
William G. Moon	4,000,000	10.97%
Dr. Craig Morrison	4,000,000	10.97%
Thomas A. Tait	4,000,000	10.97%
Dr. Brett Earl	200,000	0.55%
Keith Merrell	300,000	0.82%
Director and executive officer of the
Company (7 individuals)	14,500,000	39.75%

_________________________________

Smith Corporate Services, Inc. (dba SCS, Inc. or “SCS”) is owned and controlled by Karl Smith.  SCS is owed $230,100 in principal and $18,611 in accrued interest by NU-MED.  Under the terms of the notes, the notes may be converted into shares of the Company’s common stock at the rate of one share of common stock for every $0.01 in principal and interest.  The notes may not be converted, at any one time, into more than 4.9% of the Company’s issued and outstanding shares of Common Stock unless a change of control occurs or a fundamental transaction which would include a merger, reorganization or asset sale. If SCS’s ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%. In addition to the shares owned by SCS, Mr. Smith’s wife trust owns 150,000 shares.

Control by Existing Stockholders

Current management has over 39% of the issued and outstanding shares of common stock.  As a result, it is likely they will be able to control NU-MED and will most likely continue to be in a position to elect at least a majority of the Board of Directors of NU-MED, to dissolve, merge or sell the assets of NU-MED, and generally, to direct the affairs of NU-MED.  Additionally, a principal shareholder, SCS, is owed funds under convertible promissory notes which may be converted into shares of the Company at the rate of one share of common stock for every $0.01 in principal and interest.  The notes may not be converted, at any one time, into more than 4.9% of the Company’s issued and outstanding shares of Common Stock unless a change of control occurs or a fundamental transaction which would include a merger, reorganization or asset sale.

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

With limited cash, we issued 7,860,512 shares of our common stock for services. These shares were issued to consultants that will assist the company in its management and product development.   Consultants receiving shares included 3,561,942 shares to SCS, Inc. for its services in organizing the business and providing strategic management assistance, 1,000,000 shares to Tom Tait for his assistance with product development, 1,000,000 shares to Kim Boyce for his assistance with business operations and management, 650,000 shares to Mark Christensen for his services related to financial and accounting services, 500,000 shares each to Dave Schenk and David Nelson for their services related to marketing our product and business management.  Additional, 648,570 shares were issued to parties for services ranging from administrative/secretarial to filing assistance.  All shares except those issued to SCS, Inc. were to be earned over the term of the contract starting in April 2012 and ending in April 2016.  All shares issued to SCS, Inc. are to be earned over one year starting in April 2012.  In addition to receiving shares of common stock, on November 14, 2012, the Company entered into a $100,000 convertible promissory note with SCS, Inc. as compensation for services provided and to be provided during the period April, 1, 2012, through March 31, 2013.   This note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock. The conversion price is one share for each $0.01 of principal and accrued but unpaid interest of the note subject to a beneficial ownership limitation. That limitation prevents the holder from owning more than 4.9% of the number of shares of the common stock outstanding after conversion. If the holder's ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%.  As of December 31, 2015, the Company accrued interest on this note in the total amount of $50,173. Under the terms of the consulting contracts with SCS, it is to perform services on behalf of the Company over a one-year term.  Given the short time frame of the consulting contract no termination provisions were listed in the contract.  Except for SCS, which contract is for one year and the shares are deemed to be earned equally over the term of SCS contract, all consultant shares are deemed to be earned over the term of the respective consultant’s contract on an equal basis.  For tracking purposes, NU-MED, assumes an equal number of shares are earned monthly over the term of the contract which started in April 2012 and ends in April 2016.  None of the consultants have any prior relationship with NU-MED; however, Mr. Boyce and Mr. Tait are the CEO and vice-president, respectively, as well as directors of Reflect Technology, Inc. of which William Moon is a Director.

On September 2, 2013, the Company issued 3,000,000 common shares valued at $0.015 per share for a total value of $45,000 to a consultant, Tom Tait, as compensation, for services. On January 7, 2014, the Company issued one million eight hundred thousand (1,800,000) shares of its common stock to Smith Corporate Services, Inc. (“SCS”) for its past and ongoing consulting work to the Company.  SCS previously entered into a consulting agreement with the Company in November 2012 which ran for a period of one year.  The Company and SCS had been negotiating a new contract to compensate SCS for its ongoing consulting services to the Company.  During these negotiations, SCS has continued to provide consulting services with the understanding that a new contract would be entered into for another one-year period.  Since the Company has limited funds, the Company and SCS agreed the new contract would be for only shares of the Company’s common stock and not contain any cash consideration.  Based on the current lack of a market for the Company’s common stock and long term illiquid nature of the shares, the Company and SCS determined a fair amount of the shares and placed a value on the shares of $0.01 per share.

The Company received, during the year ended December 31, 2013, additional proceeds from a loan in the amount of $91,600 from SCS. SCS agreed to loan the Company up to $10,000 per month effective September 2012, for up to one year. This loan was memorialized in writing on September 30, 2013. The loan was a demand note, with a maturity 30 days from the receipt of demand and the holder may not make demand for payment until six months from the date thereof. On December 31, 2014, the total loan balance and accrued interest was $130,100 and $13,482 respectively. The note contains a conversion option. The conversion price is one share for each $0.01 of principal and accrued but unpaid interest of the note subject to a beneficial ownership limitation. That limitation prevents the holder from owning more than 4.9% of the number of shares of the common stock outstanding after conversion. If the holder's ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%.

In May 2014, the Company created a medical advisory board and the first doctor appointed to the board was Dr. Brett Earl.  Dr. Earl entered into an advisory contract with the Company and under the terms of the advisory contract received an initial one hundred and fifty thousand (150,000) shares of the Corporation’s common stock and on each renewal of the agreement, Dr. Earl will receive an additional one hundred thousand (100,000) shares.  Additionally, in May 2014, the Company entered into a consulting agreement with Mark Christensen which provided for an initial payment of two hundred thousand (200,000) shares of the common stock and on each yearly renewal of the agreement an additional one hundred fifty thousand (150,000) shares of common stock.  In May 2014, the Company also issued a consultant three hundred fifty thousand (350,000) shares.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $16,500 and $16,600 for each of the years ending December 31, 2015 and 2014, respectively.

2) Audit-Related Fees. $0 and $0.

3) Tax Fees. $0 and $0.

4) All Other Fees. $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMNET SCHEDULES

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

Title of Document

Page

Reports of Independent Registered Public Accounting Firms

F-2

Balance Sheets

F-4

Statements of Operations

F-5

Statements of Changes in Stockholders’ Deficit

F-6

Statements of Cash Flows

F-7

Notes to Financial Statements

F-8

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

NU-MED PLUS, INC.

April 13, 2016

By:  /s/ Jeffrey L. Robins

        Jeffrey L. Robins, CEO, Principal Executive

April 13, 2016

By: /s/ Keith L. Merrell

       Keith L. Merrell, CFO/Principal Accounting

       Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature

Title

Date

/s/ Jeffrey L. Robins

Director, CEO

April 13, 2016

Jeffrey L. Robins

/s/ William G. Moon

Director

April 13, 2016

William G. Moon

/s/ Dr. Craig Morrison

Director

April 13, 2016

Dr. Craig Morrison

/s/ Thomas A. Tait

Director

April 13, 2016

Thomas A. Tait

/s/ Dr. Brett Earl

Director

April 13, 2016

Dr. Brett Earl

Nu-Med Plus, Inc.

Financial Statements

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nu-Med Plus, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Nu-Med Plus, Inc. as of December 31, 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2015 financial statements referred to above present fairly, in all material respects, the financial position of Nu-Med Plus, Inc. as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

April 13, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nu-Med Plus, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Nu-Med Plus, Inc. as of December 31, 2014, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nu-Med Plus, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 23, 2015

NU-MED PLUS, INC.

Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash	$ 30,903	$ 56,271
Prepaid expenses, current	26,270	115,851
Total current assets	57,173	172,122
Long-term assets
Property and equipment, net	30,230	37,379
Prepaid expenses, long-term	-	3,561
Total long-term assets	30,230	40,940
Total assets	$ 87,403	$ 213,062

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 6,405	$ -
Accrued Expense	52,637	36,728
Convertible Promissory Note, Due on demand, net	234,683	230,100
Derivative liability	196,893	-
Total current liabilities	490,618	266,828

Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 36,474,244 and 34,281,347 shares issued and outstanding, as of December 31, 2015 and December 31, 2014 respectively.	36,474	34,281
Additional paid-in capital	2,461,615	1,703,360
Stock subscription payable	-	-
Accumulated deficit	(2,901,304)	(1,791,407)
Total stockholders' equity (deficit)	(403,215)	(53,766)

Total liabilities and stockholders' equity (deficit)	$ 87,403	$ 213,062

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Operations

	Year ended	Year ended
	December 31, 2015	December 31, 2014

Revenue	$ -	$ -

Operating expenses
General and administrative expense	39,465	60,166
Payroll expense	48,809	56,887
Rent expense	15,880	16,656
Professional and consulting Fees	839,758	1,005,448
Depreciation and amortization expense	7,149	6,964
Total operating expenses	951,061	1,146,121

Operating Loss	(951,061)	(1,146,121)

Other income and expense
Interest income	7	13
Interest expense	(16,950)	(46,624)
Loss on derivative	(141,893)	-
Total other income and expense	(158,836)	(46,611)

Income tax expense	-	-

Net loss	$ (1,109,897)	$ (1,192,732)

Basic and diluted loss per share	$ (0.03)	$ (0.04)
Weighted average common shares outstanding - basic and diluted	35,397,266	32,787,397

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC. Statements of Shareholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription Receivable/	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2013	-	-	29,972,346	29,972	404,064	40,300	(598,675)	(124,339)
Services contributed by officers	-	-			10,905			10,905
Common Stock issued for cash	-	-	809,001	809	241,891	(40,300)		202,400
Common Stock issued to contractors for services	-	-	3,500,000	3,500	1,046,500			1,050,000
Net loss for the year ended Dec 31, 2014	-	-					(1,192,732)	(1,192,732)
Balance, December 31, 2014			34,281,347	$34,281	$1,703,360	$ -	$(1,791,407)	$ (53,766)
Services contributed by officers	-	-			409			409
Common Stock issued for cash	-	-	292,897	293	102,246			102,539
Common Stock issued to contractors for services	-	-	1,900,000	1,900	655,600			657,500
Net loss for the year ended Dec 31, 2015	-	-					(1,109,897)	(1,109,897)
Balance, December 31, 2015	-	$ -	36,474,244	$36,474	$2,461,615	$ -	$(2,901,304)	$ (403,215)
The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC. Statements of Cash Flows
	Year ended December 31, 2015	Year ended December 31, 2014
Cash flows from operating activities:
Net loss	$ (1,109,897)	$ (1,192,732)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	7,149	6,964
Stock for services	645,000	970,139
Services contributed by officers	409	10,905
Amortization of the Beneficial Conversion Feature	-	30,716
Changes in operating assets and liabilities:
Decrease in prepaid expenses	105,642	-
Increase in accounts payable	6,405	(116)
Increase in accrued expense	15,909	15,867
Net cash used in operating activities	(329,383)	(158,257)

Cash flows from investing activities:
Purchases of property and equipment	-	(1,101)
Net cash used in investing activities	-	(1,101)

Cash flows from financing activities
Proceeds from the sale of common stock	102,539	202,400
Proceeds from loans payable	55,000	-
Derivative liability	196,893	-
Discount on convertible debt	(50,417)	-
Net cash provided by financing activities	304,015	202,400
Net increase(decrease) in cash	(25,368)	43,042

Cash at beginning of period	56,271	13,229

Cash at end of period	$ 30,903	$ 56,271

Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Supplemental schedule of non-cash financing activities
During the twelve months ended Dec 31, 2015, the Company issued 1,900,000 shares of common stock for services provided by consultants.
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

f.  Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB Accounting Standards Codification (“ASC”) Topic 820 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or

NU-MED PLUS, INC.

Notes to the Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

Level 1 - Quoted market prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than level one inputs that are either directly or indirectly observable; and

Level 3 - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

All cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the short-term nature of these financial instruments.  Additionally, we measure certain financial instruments at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are as follows at December 31, 2015 and 2014:

December 31, 2015	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$196,893	$-	$-	$196,893
Total Liabilities Measured at Fair Value	$196,893	$-	$-	$196,893

December 31, 2014	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$-	$-	$-	$-
Total Liabilities Measured at Fair Value	$-	$-	$-	$-

g.  Derivative Financial Instruments

In the 4th quarter of 2015 the Company issued a note payable which terms require that the transaction be accounted for as a derivative financial instrument.  The Company is accounting for this financial instrument in accordance with asc 815, Derivatives and Hedging, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date.  ASC 815 also requires that changes in the derivatives’ fair value be recognized in earnings.  The Company recorded the effective portion of the gain or loss on derivative comprehensive income in the accompany consolidated balance sheets.  (See Note 7)

h. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement.

NU-MED PLUS, INC.

Notes to the Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	For the year ended December 31, 2015	For the year ended December 31, 2014

Net loss (numerator)	$ (1,109,897)	$ (1,192,732)
Shares (denominator)	35,397,266	32,787,397
Net loss per share amount	$ (0.03)	$ (0.04)

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

i. Income Taxes

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

j. Equity Instruments Issued for Non-Cash Items

In accordance with ASC Topic 718, the Company records equity instruments issued for non-cash items at the grant-date fair value of the equity instruments issued.

NOTE 3 - GOING CONCERN

The Company anticipates that the funds on hand as of December 31, 2015, will not be sufficient and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $360,000 for 2016. The Company is currently funded through April 1, 2016.The Company has begun the process of arranging for additional necessary funding and currently retains consultants for that purpose. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - FIXED ASSETS

Fixed assets and related accumulated depreciation consisted of the following at December 31, 2015, and December 31, 2014:

NU-MED PLUS, INC.

Notes to the Financial Statements

NOTE 4 - FIXED ASSETS (Continued)

	December 31, 2015	December 31, 2014

Computer and office equipment	$ 49,373	$ 49,373
Accumulated depreciation	(19,143)	(11,994)

Total Fixed Assets	$ 30,230	$ 37,379

Depreciation expense for the years ended December 31, 2015 and 2014 was $7,149 and $6,964, respectively.

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

In April 2015, the Company sold 100,000 shares of restricted common stock at a value of $0.30 per share.  The Company also issued 950,000 shares valued at $0.30 per share to new board members as compensation for services.

In May 2015, the Company entered into agreements with consultants to issue 300,000 shares of common stock for services.  The shares were issued in July 2015.  The Company also entered into stock subscriptions in May 2015. Under the agreements, the investors would be allowed to purchase up to 150,000 shares of common stock at a price of $0.30 per share.  Upon receipt of funds, 150,000 shares of common stock were issued pursuant to those agreements.

In June 2015, the Company entered into an agreement with an investor allowing for the purchase of 33,333 shares of common stock at a price of $0.30 per share.  The funds were received and the stock was issued in October 2015.

In August 2015 the Company entered into agreements to issue 300,000 shares of restricted common stock to consultants for services.  The stock was valued at $0.45 per share.

In September 2015, the Company issued 15,111 shares of restricted common stock at a price of $0.45 per share in fulfillment of its obligations of a stock subscription agreement.

In November 2015, the Company sold 15,556 shares of restricted common stock to an investor at a price of $0.45 per share.  It also issued 50,000 shares of restricted common stock, valued at $0.25 per share, for services.

In December 2015, the Company sold 33,800 shares of restricted common stock to an investor for $0.45 per share.

At December 31, 2015, the Company had met all obligations and issued stock in fulfillment of such obligations for all stock subscription agreements.

NOTE 7 – DERIVATIVE LIABILITY

The Company adopted ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The exercise price of the newly issued and outstanding warrants are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than exercise price of these warrants. If these provisions are triggered, the exercise price of the warrant will be reduced. As a result, the Company has determined that the exercise feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the exercise feature of the warrants and recorded a derivative liability.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with warrants.

NU-MED PLUS, INC.

Notes to the Financial Statements

NOTE 7 – DERIVATIVE LIABILITY (Continued)

At origination, the Company valued the conversion features using the following assumptions:  stock price of $0.50 and annualized volatility of 232%.  The Company determined that at origination the liability related to the debt issued was $102,327, which was $47,327 greater than the transaction value and was expensed at the time of origination.

At December 31, 2015, the Company revalued the conversion features using the following assumptions:  stock price of $0.94 and annualized volatility of 240%, and determined that, during the year ended December 31, 2015, the Company’s derivative liability increased by $94,566 to $196,893.  The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation during the year ended December 31, 2015.

During the years ended December 31, 2015 and 2014, we had the following activity in the accounts related to our convertible notes payable:

			Gain (Loss) on
	Derivative	Debt	Derivative
	Liability	Discount	Liability

Derivative liability at inception of new convertible debt	$ 102,327	$ (55,000)	$ (47,327)
Loss on derivative liability	94,566	-	(94,566)
Amortization of debt discount to interest expense	-	4,583	-

Balance at December 31, 2015	$ 196,893	$ (50,417)	$ (141,893)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases office space for which it incurred lease payments, on a month to month basis, beginning in February of 2012 for $1,000 per month. The Company also had a one-year lease on lab space beginning April 1, 2012 and ending March 31, 2013, with a monthly lease payment of $388. Pursuant to the lease agreement, at the end of one year, the term is month to month at the same rate of $388 per month.

NOTE 9 - RELATED PARTY TRANSACTIONS

Contributed Services

During the year ended December 31, 2015 and 2014, the Company officers contributed services to the Company in the amount of $409 and $10,905, respectively. The Company officers received no compensation and have no expectation of compensation for these services, either now or in the future, and waive their rights to any such compensation.

NU-MED PLUS, INC.

Notes to the Financial Statements

NOTE 10 - LOAN PAYABLE

The Company received, during the year ended December 31, 2013, proceeds from a loan in the amount of $91,600.

The Lender agreed to loan the Company up to $10,000 per month effective September 2012, for up to one year. This loan was memorialized in writing on September 30, 2013. The loan is considered to be a demand note, with a maturity 30 days from the receipt of demand and the holder may not make demand for payment until six months from the date thereof. On June 30, 2014, the Company accrued additional interest on this note, at a rate of 8.0% in the amount of $5,161 for six months. The total loan balance and accrued interest is $130,100 and $13,482 respectively. The note contains a conversion option. The conversion price is one share for each $0.01 of principal and accrued but unpaid interest of the note subject to a beneficial ownership limitation. That limitation prevents the holder from owning more than 4.9% of the number of shares of the common stock outstanding after conversion. If the holder's ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%. On November 18, 2015, the Company received $55,000 for which it issued a note payable.  As the note carries no rate of interest, in December 2015, 33,800 shares of restricted common stock were issued in consideration.

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2015, and 2014, consists of the following:

	2015	2014
Federal:
Current	$-	$-
Deferred	-	-
State:
Current	-	-
Deferred	-	-
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and applicable state income tax rates to pretax income from continuing operations for the years ended December 31, 2015, and 2014, due to the following:

	2015	2014

Book Income (Loss)	$(432,900)	$(465,200)
Depreciation	(100)	(1,100)
Shares issued for services	255,800	378,400
Meals and entertainment	100	-
Contributed services	200	4,300
Amortization of debt discount	1,800	12,000
Loss on derivative	55,300	-
Valuation allowance	119,800	71,600
	$-	$-

Net deferred tax liabilities consist of the following components as of December 31, 2015, and 2014:

NU-MED PLUS, INC.

Notes to the Financial Statements

NOTE 11 – INCOME TAXES (Continued)

	2015	2014

Deferred tax assets:
NOL Carryover	$437,100	$298,700
Deferred tax liabilities
Depreciation	(4,900)	(4,800)

Valuation allowance	(432,200)	(293,400)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  If a change in ownership occurs, then net operating loss carryforwards may be limited as to use in future years.  At December 31, 2015, the Company had net operating loss carryforward of approximately $1,203,100 that may be offset against future taxable income from the year 2016 through 2032. The availability of some of the net operating loss will extend into 2035 if not previously utilized. During 2015, the Company evaluated its deferred tax assets and concluded that none of the asset is currently realizable and that a full valuation allowance should be recorded.  The valuation allowance increased by $42,800 and leaves the Company with a net deferred tax asset of $0 as of December 31, 2015.

Included in the balance at December 31, 2015, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855 and has determined that there are two reportable subsequent events.

On February 18, 2016, the Company entered into a Stock Purchase Agreement with a Buyer under which the Buyer has the right to purchase restricted common stock of the Company at $0.40 per share up to a total of $7,000.  The agreement has an expiration date of August 1, 2016.  On February 22, 2016, the Buyer exercised his purchase rights by presented to the Company a check in the amount of $7,000.  At the date of this report the stock has not been issued.

On March 7, 2016, the Company entered into a Stock Purchase Agreement with a Buyer under which the Buyer has the right, but not the obligation, to purchase restricted common stock of the Company at $0.40 per share up to a total of $100,000. The agreement has an expiration date of August 1, 2016. On March 7, 2016, the Buyer exercised his purchase rights by presenting to the Company a check in the amount of $100,000.

At the date of this report the stock related to these transactions has not been issued.