Form 10-Q
period 2016-03-31
Nu-Med Plus, Inc.
filed 2016-05-16
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

36,741,744 shares of $0.001 par value common stock on May 16, 2016

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2016

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

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

Nu-Med Plus, Inc. Balance Sheets
	March 31,	December 31,
	2016 (unaudited)	2015
ASSETS
Current assets
Cash	$ 87,640	$ 30,903
Prepaid expenses, current	11,096	26,270
Total current assets	98,736	57,173
Long-term assets
Property and equipment, net	28,443	30,230
Prepaid expenses, long-term	-	-
Total long-term assets	28,443	30,230

Total assets	$ 127,179	$ 87,403

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 6,427	$ 6,405
Accrued expense	56,570	52,637
Convertible promissory note, due on demand, net of discount	241,558	234,683
Derivative liability	76,410	196,893
Total current liabilities	380,965	490,618

Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 36,474,244 and 36,474,244 shares issued and outstanding, as of March 31, 2016 and December 31, 2015, respectively.	36,474	36,474
Additional paid-in capital	2,461,615	2,461,615
Shares to be issued	107,000	-
Retained deficit	(2,858,875)	(2,901,304)
Total stockholders' equity (deficit)	(253,786)	(403,215)

Total liabilities and stockholders' equity (deficit)	$ 127,179	$ 87,403

The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015

Revenue	$ -	$ -

Operating expenses
General and administrative expense	9,885	12,528
Payroll expense	11,490	11,948
Rent expense	4,164	4,552
Professional/Consulting Fees	38,335	87,860
Depreciation expense	1,787	1,786
Total operating expenses	65,661	118,674

Operating Loss	(65,661)	(118,674)

Other income/expense
Interest income	-	4
Interest expense	(12,393)	(3,923)
Gain (loss) on derivative	120,483	-
Total other income/expense	108,090	(3,919)

Income tax expense	-	-

Net income (loss)	$ 42,429	$ (122,593)

Basic and diluted loss per share	$ (0.00)	$ (0.00)
Weighted average common shares outstanding - basic and diluted	36,741,744	34,281,347

Nu-Med Plus, Inc. Statements of Cash Flows (Unaudited)
	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net income (loss)	$ 42,429	$(122,593)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,662	1,787
Stock for services	-	67,335
Services contributed by officers	-	409
Changes in operating assets and liabilities:
Decrease in prepaid expenses	15,174	-
Increase in accounts payable	22	5,797
Decrease (increase) in accrued expense	3,933	3,955
(Gain) on derivative liability	(120,483)	-
Net cash used in operating activities	(50,263)	(43,290)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from stock subscription	107,000
Net cash provided by financing activities	107,000	-

Net increase/(decrease) in cash	56,737	(43,290)

Cash at beginning of period	30,903	56,271

Cash at end of period	$ 87,640	$ 12,981

Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Supplemental schedule of non-cash financing activities

Common Stock reserved for prepaid services	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nu-Med Plus, Inc. is an emerging growth early stage medical device company principally engaged in the design, innovation, development, enhancement and commercialization of beginning, early, and selective later-stage quality medical devices. The Company's immediate focus is on a nitric oxide powder formulation that is 99% pure-with one year shelf life, a "hospital" generator device with controls plus safety monitors built in that delivers inhaled nitric oxide to replace expensive pressurized canisters, a compact mobile rechargeable device to deliver inhaled nitric oxide gas and a nitric oxide clinical unit along with research into the application of nitric oxide and wound healing. The Company is incorporated in Utah.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Interim Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2015 financial statements.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

d. Derivative Financial Instruments

In the 4th quarter of 2015 the Company issued a note payable which terms require that the transaction be accounted for as a derivative financial instrument.  The Company is accounting for this financial instrument in accordance with ASC 815, Derivatives and Hedging, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date.  ASC 815 also requires that changes in the derivatives’ fair value be recognized in earnings.  The Company recorded the effective portion of the

Nu-Med Plus, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

gain on derivative comprehensive income for the three months ended March 31, 2016 in the accompanying  balance sheets and income statements.  (See Note 7)

e.  Fair Value

All cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the short-term nature of these financial instruments.  Additionally, we measure certain financial instruments at fair value on a recurring basis.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB Accounting Standards Codification (“ASC”) Topic 820 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

Level 1 - Quoted market prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than level one inputs that are either directly or indirectly observable; and

Level 3 - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is observable.

In applying the Black-Scholes option model at March 31, 2016, the Company again revalued the conversion features using the following assumptions:  stock price of $0.40 and annualized volatility of 215%, and determined that, during the three month period ended March 31, 2016, the Company’s derivative liability decreased by $120,483 to $76,410. The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation during the three month period ended March 31, 2016.

Liabilities measured at fair value on a recurring basis are as follows at March 31, 2016 and 2015:

	Level 3 Carrying Value at
	March 31, 2016	March 31, 2015

Derivative liabilities:
Derivative Liability	$76,410	$-
Total Liabilities Measured at Fair Value	$76,410	$-

The following table shows the classifications of the Company’s liability at March 31, 2016 that are subject to fair value measurement and the roll-forward of these liabilities from December 31, 2015:

Nu-Med Plus, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the Three Months Ended March 31, 2016

Balance at beginning of year	$196,893
Derivative liability added	$-
Net change in fair value included in net income (loss)	$(120,483)
Total Liabilities Measured at Fair Value	$76,410

f. Cash and Cash Equivalents

The Company considers all deposit accounts and investment accounts with an original maturity of 90 days or less to be cash equivalents.

g. Fixed Assets

Fixed assets are stated at cost.  Expenditure for minor repairs, maintenance, and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred. Expenditures exceeding $500 for new assets, or that increase the useful life of existing assets, are capitalized.  Depreciation is computed using the straight-line method.  The lives over which the fixed assets are depreciated are five to seven years.

h. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2016	March 31, 2015

Net income (loss) (numerator)	$ 42,429	$ (122,593)
Shares (denominator)	36,741,744	34,281,347
Net income (loss) per share amount	$ (0.00)	$ (0.00)

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. During the period ended March 31, 2016 there were no outstanding common stock equivalents.  Furthermore, due to the net loss for the three months ended March 31, 2015, common stock equivalents would not be included in the calculation of the net loss per common share, as their inclusion would be anti-dilutive.

Nu-Med Plus, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - GOING CONCERN

The Company anticipates that the funds on hand as of March 31, 2016, will not be sufficient and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $360,000 for the next twelve months. The Company is currently funded through June 30, 2016. The Company is in the process of arranging for additional necessary funding and currently retains consultants for that purpose. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - FIXED ASSETS

Fixed assets and related accumulated depreciation consisted of the following at March 31, 2016, and December 31, 2015:

	March 31, 2016	December 31, 2015
Equipment	$ 49,373	$ 49,373
Accumulated depreciation	(20,930)	(19,143)

Total Fixed Assets	$ 28,443	$ 30,230

Depreciation expense for the three months ended March 31, 2016 and 2015 was $1,787 and $1,786, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at May 16, 2016.

Nu-Med Plus, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE 6 - COMMON STOCK

In February 2016, the Company entered into a stock subscription agreement with an investor for them to purchase up to 17,500 shares of common stock at a price of $0.40 per share. In February 2016, the company received $7,000 for the Stock Subscription Payable. The shares to be issued were outstanding at March 31, 2016, as the stock had not been issued as of that date.

In March 2016, the Company entered into a stock subscription agreement with an investor for them to purchase up to $100,000 of common stock at a price of $0.40 per share. In March 2016, the company received $100,000 for the Stock Subscription Payable. The shares to be issued were outstanding at March 31, 2016, as the stock had not been issued as of that date.

On April 21, 2016, the Company issued 267,500 shares of its restricted common stock in full satisfaction of all obligations under the stock subscription agreements.

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

At March 31, 2016, the Company again revalued the conversion features using the following assumptions:  stock price of $0.40 and annualized volatility of 215%, and determined that, during the three month period ended March 31, 2016, the Company’s derivative liability decreased by $120,483 to $76,410.  The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation during the three month period ended March 31, 2016.

During the three-month period ended March 31, 2016 and the year ended December 31, 2015 we had the following activity in the accounts related to our convertible notes payable:

Nu-Med Plus, Inc.

Notes to the Financial Statements

(Unaudited)

			Gain (Loss) on
	Derivative	Debt	Derivative
	Liability	Discount	Liability

Derivative liability at inception of new convertible debt	$ 102,327	$ (55,000)	$ (47,327)
Loss on derivative liability	94,566	-	(94,566)
Amortization of debt discount to interest expense	-	4,583	-

Balance at December 31, 2015	196,893	(50,417)	(141,893)

Gain on derivative liability	120,483		120,483
Amortization of debt discount to interest expense	-	6,875	-

Balance at March 31, 2016	$ 76,410	$ (43,542)	$ (21,410)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases office space for which it incurred lease payments, on a month-to-month basis, beginning in February of 2012 for $1,000 per month. The Company also had a one-year lease on lab space beginning April 1, 2012 and ending March 31, 2013, with a monthly lease payment of $388. Pursuant to the lease agreement, at the end of one year, the term is month-to-month at the same rate of $388 per month.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS - UPDATE

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-02, “Leases.”  This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment.  This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases.  For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  The Company is currently evaluating the impact of this ASU on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash

Nu-Med Plus, Inc.

Notes to the Financial Statements

(Unaudited)

flows.  The guidance is effective for fiscal years beginning after December 15, 2016, although early adoption is permitted.  The Company is currently evaluating the impact of this ASU on its financial statements and disclosures.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 10 - RELATED PARTY TRANSACTIONS

Contributed Services

During the three months ended March 31, 2016 and 2015, the Company officers contributed services to the Company in the amount of $0 and $409, respectively. The Company officers received no compensation and have no expectation of compensation for these services, either now or in the future, and waive their rights to any such compensation.

Compensation of Officers

In 2012 the Company agreed to compensate its Chief Executive Officer $3,600 per month. Beginning in January

2013 the Company agreed to compensate its CEO $3,550 per month.

In February 2015, the Company began compensating the Vice President of Technology and the Vice President of Scientific Development $2,000 per month for services provided to the Company.

NOTE 11 - LOAN PAYABLE

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

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no other events that require disclosure as of the date of issuance.

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

NU-MED intends to become a medical device company principally engaged in the design, innovation, development, enhancement and commercialization of beginning, early, and selective later-stage quality medical devices. Our immediate focus is on the creation of a nitric oxide tablet formulation, a hospital and clinical inhaled nitric oxide (“NO”) generator and a mobile rechargeable device to deliver nitric oxide gas to offer solutions to hospitals, health systems and the medical community throughout the world.

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

Presently we have filed for two patents for our nitric oxide systems and we hope to file additional patents for our products which will help us build a strong IP portfolio and value for our company and our shareholders.  Our three initial preliminary patent applications cover a gas generator (#14/996,685) a controlled delivery of medical gases using diffusion membrane (#14529112) and Thermal release of nitric oxide for short term therapies (#62/283,145). Our patent applications are still pending and have not been approved.  Our application related to Thermal release of nitric oxide was a provisional patent and we are in the process of filing the definitive patent application.  No assurance can be given that we will be successful in obtaining patent protection and, even if obtained, that there will be any value to the patents. We are also pursuing a proprietary protection strategy of our key formulations and methods for further strengthening the overall intellectual property portfolio. We have no trademarks. We also have no franchises, concessions, royalty agreements or labor contracts.

The gas generator was developed with the hope it could eventually be used in the delivery of inhaled nitric oxide gas to patients. The basis of the patent for the gas generator’s gas delivery system is the kinetically controlled release of gas from a chemical reaction which converts our low cost proprietary powder into a highly purified, therapeutic metered dose. Our system is designed for precision and safety of the delivered quantity over the full range of anticipated doses and applications.  We have also filed a patent for our portable rechargeable inhaled nitric oxide membrane unit and a short term therapy thermal release unit. We have only filed the initial patent applications and there is no assurance any patent will be received from such filing.  Additionally, even if we receive the patent, the gas generator systems would still require extensive study and would be required to receive FDA approval before it could be used, which could take years to receive.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016, we had assets of $127,179 with current assets of $98,736 and liabilities of $380,965. Our current assets consisted primarily of cash in the amount of $87,640 and prepaid expenses in the amount of $11,096.  We currently do not have the cash to pay ongoing expenses and have had to rely on loans from shareholders or sale of our stock to cover expenses.  Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $160,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $200,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders.  At this time, we have no commitments from any party to help fund our operations and if we are unable to raise additional capital, we will be force to shut operations until such capital can be raised or go out of business.  We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the three months ended March 31, 2016, we had no revenues and operating expenses $65,661.  For the three months ended March 31, 2016, we had net income of $42,429, compared to a net loss of $122,593 for the three months ended March 31, 2015.  The net income in 2016 results from a $120,483 gain recognized on the revaluation of our derivative liability. Professional and consulting fees were $38,335 for the three months ended March 31, 2016 and were predominately composed of legal and audit fees and stock issued to consultants.  The professional and consulting fees decreased from the three months ended March 31, 2015 of $87,860.  Without the cash to pay consultants and with an illiquid market for our shares, we have been forced to pay consultants with shares which may have limited value to the consultant, and as such, the consultants have asked for larger number of shares as compensation than would have been required if we had a more active trading market for our shares.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In February 2016, the Company entered into a stock subscription agreement with an investor for them to purchase up to 17,500 shares of common stock at a price of $0.40 per share. In February 2016, the company received $7,000 for the Stock Subscription Payable. The Stock Subscription Payable was outstanding at March 31, 2016, as the stock had not been issued as of that date.

In March 2016, the Company entered into a stock subscription agreement with an investor for them to purchase up to 250,000 shares of common stock at a price of $0.40 per share. In March 2016, the company received $100,000 for the Stock Subscription Payable. The Stock Subscription Payable was outstanding at March 31, 2015, as the stock had not been issued as of that date.

On April 21, 2016, the Company issued 267,500 shares of its restricted common stock in full satisfaction of all obligations under the stock subscription agreements.

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

ITEM 5.  Other Information

None

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

NU-MED PLUS, INC.,

(Registrant)

May 16, 2016

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive Officer

May 16, 2016

By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting Officer