Form 10-Q
period 2016-06-30
Nu-Med Plus, Inc.
filed 2016-08-15
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

38,974,244 shares of $0.001 par value common stock on August 15, 2016

TABLE OF CONTENTS

PART II	OTHER INFORMATION	18

ITEM 1	LEGAL PROCEEDINGS	18
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4	MINE SAFETY DISCLOSURE	19
ITEM 5	OTHER INFORMATION	19
ITEM 6	EXHIBITS	19

SIGNATURES		19

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2016

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

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

Nu-Med Plus, Inc. Balance Sheets
	June 30,	December 31,
	2016 (unaudited)	2015
ASSETS
Current assets
Cash	$ 37,831	$ 30,903
Prepaid expenses, current	880,674	26,270
Total current assets	918,505	57,173
Long-term assets
Property and equipment, net	26,657	30,230
Prepaid expenses, long-term	-	-
Total long-term assets	26,657	30,230

Total assets	$ 945,162	$ 87,403

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 6,486	$ 6,405
Accrued expense	58,083	52,637
Convertible promissory note, due on demand, net of discount	248,433	230,100
Derivative liability	54,461	196,893
Total current liabilities	367,463	490,618

Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 38,974,244 and 36,474,244 shares issued and outstanding, as of June 30, 2016 and December 31, 2015 respectively.	38,974	36,474
Additional paid-in capital	3,459,115	2,461,615
Stock subscription payable	107,000	-
Retained deficit	(3,027,390)	(2,901,304)
Total stockholders' equity (deficit)	577,699	(403,215)

Total liabilities and stockholders' equity (deficit)	$ 945,162	$ 87,403

The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015

Revenue	$ -	$ -	$ -	$ -

Operating expenses
General and administrative expense	6,036	8,295	15,822	20,825
Payroll expense	9,102	11,497	20,592	23,445
Rent expense	4,164	3,776	8,328	8,328
Professional/Consulting Fees	156,874	363,936	195,321	451,796
Depreciation expense	1,787	1,787	3,574	3,574
Total operating expenses	177,963	389,291	243,637	507,968

Operating Loss	(177,963)	(389,291)	(243,637)	(507,968)

Other income/expense
Interest income	4	1	4	5
Interest expense	(12,392)	(3,966)	(24,785)	(7,887)
Gain on derivative liability	21,949	-	142,432	-
Total other income/expense	9,561	(3,965)	117,651	(7,882)

Income tax expense	-	-	100	-

Net loss	$ (168,402)	$ (393,256)	$ (126,086)	$ (515,850)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
Weighted average common shares outstanding - basic and diluted	36,501,418	34,281,346	36,487,980	34,729,688

	The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc. Statements of Cash Flowd (Unaudited)
	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$ (126,086)	$(515,850)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,324	3,574
Stock for services	-	285,000
Services rendered for subscription receivable	-	3,750
Services contributed by officers		409
(Gain) on derivative liability	(142,432)	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	145,596	118,104
(decrease) Increase in accounts payable	81	1,000
Increase in accrued expense	5,445	7,921
Net cash used in operating activities	(100,072)	(96,092)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from common stock and stock payable	107,000	50,529
Net cash provided by financing activities	107,000	50,529

Net increase/(decrease) in cash	6,928	(45,563)

Cash at beginning of period	30,903	56,271

Cash at end of period	$ 37,831	$ 10,708

Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Supplemental schedule of non-cash financing activities

Common Stock reserved for prepaid services	$ 1,000,000	$ 45,000

The accompanying notes are an integral part of these financial statements. 6

Nu-Med Plus, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nu-Med Plus, Inc. is an emerging growth early stage medical device company principally engaged in the design, innovation, development, enhancement and commercialization of beginning, early, and selective later-stage quality medical devices. The Company's immediate focus is on a nitric oxide powder formulation that is 99% pure-with a one year shelf life, a "hospital" generator device with controls, plus built-in safety monitors, that delivers inhaled nitric oxide to replace expensive pressurized canisters, a compact mobile rechargeable device to deliver inhaled nitric oxide gas and a nitric oxide clinical unit, along with research into the application of nitric oxide in wound healing. The Company is incorporated in Utah.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Interim Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2015 financial statements.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

d.  Derivative Financial Instruments

In the 4th quarter of 2015 the Company issued a note payable which terms require that the transaction be accounted for as a derivative financial instrument.  The Company is accounting for this financial instrument in accordance with ASC 815, Derivatives and Hedging, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability, measured at its fair value as of the reporting date.  ASC 815 also requires that changes in the derivatives’ fair value be recognized in earnings.  The Company recorded the effective portion of the

Nu-Med Plus, Inc.

Notes to the Financial Statements

(Unaudited)

gain on derivative comprehensive income for the three and six months ended June 30, 2016 in the accompanying balance sheets and income statements.  (See Note 7)

e. Fair Value

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

In applying the Black-Scholes option model at June 30, 2016, the Company again revalued the conversion features using the following assumptions:  stock price of $0.349 and annualized volatility of 160%, and determined that, during the three and six month periods ended June 30, 2016, the Company’s derivative liability decreased by $21,949 and $142,432, respectively, to $54,461.  The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation during the three and six month periods ended June 30, 2016.

Liabilities measured at fair value on a recurring basis are as follows at June 30, 2016 and 2015:

	Level 3 Carrying Value at
	June 30, 2016	June 30, 2015

Derivative liabilities:
Derivative Liability	$54,461	$-
Total Liabilities Measured at Fair Value	$54,461	$-

The following table shows the classifications of the Company’s liability at June 30, 2016 that are subject to fair value measurement and the roll-forward of these liabilities from December 31, 2015:

Nu-Med Plus, Inc.

Notes to the Financial Statements

(Unaudited)

	For the Six Months Ended
	June 30, 2016	June 30, 2015

Balance at beginning of year	$196,893	$-
Derivative liability added	$-	-
Net change in fair value included in net income (loss)	$(142,432)	-
Total Liabilities Measured at Fair Value	$54,461	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement as follows:

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Net income (loss) (numerator)	$(168,402)	$(393,256)	$(126,086)	$(515,850)
Shares (denominator)	36,501,418	34,281,346	36,487,980	34,729,688
Net income (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. During the periods ended June 30, 2016 and June 30, 2015 there were no outstanding common stock equivalents.  Furthermore, due to the net loss for the six months ended June 30, 2016 and 2015, common stock equivalents would not be included in the calculation of the net loss per common share, as their inclusion would be anti-dilutive.

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

NOTE 3 - GOING CONCERN

The Company anticipates that the funds on hand as of June 30, 2016, will not be sufficient and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $360,000 for the next twelve months. The Company is currently funded through September 30, 2016. The Company is in the process of arranging for additional necessary funding and currently retains consultants for that purpose. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - FIXED ASSETS

Fixed assets and related accumulated depreciation consisted of the following at June 30, 2016, and December 31, 2015:

	June 30, 2016	December 31, 2015

Equipment	$ 49,373	$ 49,373
Accumulated depreciation	(22,716)	(19,143)

Total Fixed Assets	$ 26,657	$ 30,230

Depreciation expense for the six months ended June 30, 2016 and 2015 was $3,574 and $3,574, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at June 30, 2016.

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

On June 13, 2016, the directors of the Company entered into an amended consulting agreement and authorized the issuance of 2,500,000 shares of its restricted common stock in payment of those services.  The agreement covers services to be provided through October 2016.  The stock issued has a valuation, based on the closing price of the date of authorization, of $1,000,000.  Of that amount, $127,660 was expensed in recognition of services received and the balance of $872,340 is recorded as a prepaid expense and will be amortized as the future services are rendered.

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

Nu-Med Plus, Inc.

Notes to the Financial Statements

(Unaudited)

corresponding gain on derivative liability in conjunction with this revaluation during the three month period ended March 31, 2016.

At June 30, 2016, the Company again revalued the conversion features using the following assumptions:  stock price of $0.349 and annualized volatility of 160%, and determined that, during the three month period ended June 30, 2016, the Company’s derivative liability decreased by $21,949 to $54,461.  The company recognized a corresponding gain on derivative liability in conjunction with this revaluation during the three month period ended June 30, 2016.

During the six-month period ended June 30, 2016 and the year ended December 31, 2015 we had the following activity in the accounts related to our convertible notes payable:

			Gain (Loss) on
	Derivative	Debt	Derivative
	Liability	Discount	Liability

Derivative liability at inception of new convertible debt	$ 102,327	$ (55,000)	$ (47,327)
Loss on derivative liability	94,566	-	(94,566)
Amortization of debt discount to interest expense	-	4,583	-

Balance at December 31, 2015	196,893	(50,417)	(141,893)

Gain on derivative liability	142,432		126,024
Amortization of debt discount to interest expense		13,750	-

Balance at June 30, 2016	$ 54,461	$ (36,667)	$ (15,869)

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

Nu-Med Plus, Inc.

Notes to the Financial Statements

(Unaudited)

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The guidance is effective for fiscal years beginning after December 15, 2016, although early adoption is permitted.  The Company is currently evaluating the impact of this ASU on its financial statements and disclosures.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 10 - RELATED PARTY TRANSACTIONS

Contributed Services

During the three and six months ended June 30, 2016 and 2015, the Company officers contributed services to the Company in the amount of $0 and $409, respectively. The Company officers received no compensation and have no expectation of compensation for these services, either now or in the future, and waive their rights to any such compensation.

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

Nu-Med Plus, Inc.

Notes to the Financial Statements

(Unaudited)

the holder's ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%.  On November 18, 2015, the Company received $55,000 for which it issued a note payable. As the note carries no rate of interest, in December 2015, 33,800 shares of restricted common stock were issued in consideration.

NOTE 12 - SUBSEQUENT EVENTS

On July 18, 2016 a stock purchase agreement was entered into with an investor for the purchase of 157,500 shares of restricted common stock at $0.40 per share.  The agreement has an expiration date of August 1, 2017.

On August 5, 2016, Dr. Craig Morrison returned to the Company 2,000,000 shares of restricted common stock which is part of the 4,000,000 shares which had been issued to him for his services as a director and medical advisor.  The stock will be held as treasury stock.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2016, we had assets of $945,162 with current assets of $918,505 and liabilities of $367,463. Our current assets consisted primarily of cash in the amount of $37,831 and prepaid expenses in the amount of $880,674.  We currently do not have the cash to pay ongoing expenses and have had to rely on loans from shareholders or sale of our stock to cover expenses.  Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $160,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $200,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders.  At this time, we have no commitments from any party to help fund our operations and if we are unable to raise additional capital, we will be force to shut operations until such capital can be raised or go out of business.  We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2016, we had no revenues and operating expenses of $177,963 and $243,737, respectively.  For the three and six months ended June 30, 2016, we had net losses of $168,402 and $126,086, respectively.  This compares to net losses of $389,291 and $515,850 for the three and six months ended

June 30, 2015.  Professional and consulting fees were $156,874 and $195,321 for the three and six months ended June 30, 2016 and were predominately composed of legal and audit fees and stock issued to consultants.  Without the cash to pay consultants and with an illiquid market for our shares, we have been forced to pay consultants with shares which may have limited value to the consultant, and as such, the consultants have asked for larger numbers of shares as compensation than would have been required if we had a more active trading market for our shares.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

ITEM 1A.  Risk Factors

Not applicable

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In February 2016, the Company entered into a stock subscription agreement with an investor for them to purchase up to 17,500 shares of common stock at a price of $0.40 per share. In February 2016, the Company received $7,000 for the Stock Subscription Payable. The Stock Subscription Payable was outstanding at June 30, 2016, as the stock had not been issued as of that date.

In March 2016, the Company entered into a stock subscription agreement with an investor for them to purchase up to 250,000 shares of common stock at a price of $0.40 per share. In March 2016, the Company received $100,000 for the Stock Subscription Payable. The Stock Subscription Payable was outstanding at June 30, 2015, as the stock had not been issued as of that date.

On April 21, 2016, the Company issued 267,500 shares of its restricted common stock in full satisfaction of all obligations under the stock subscription agreements.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2015, we have not purchased any equity securities nor have any officers or directors of the Company.

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

NU-MED PLUS, INC.,

(Registrant)

August 15, 2016

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive

August 15, 2016

By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting

       Officer

19