Form 10-Q
period 2016-09-30
Nu-Med Plus, Inc.
filed 2016-11-09
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

37,241,744 shares of $0.001 par value common stock on November 9, 2016

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2016

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

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

Nu-Med Plus, Inc. Balance Sheets
	September 30,	December 31,
	2016 (unaudited)	2015
ASSETS
Current assets
Cash	$ 1,383	$ 30,903
Prepaid expenses, current	226,629	26,270
Total current assets	228,012	57,173
Long-term assets
Property and equipment, net	24,870	30,230
Total long-term assets	24,870	30,230

Total assets	$ 252,882	$ 87,403

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 9,081	$ 6,405
Accrued expense	62,081	52,637
Convertible promissory notes, due on demand, net of discount	255,309	234,683
Derivative liability	63,019	196,893
Total current liabilities	389,490	490,618

Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 37,241,744 and 36,474,244 shares issued and outstanding, as of September 30, 2016 and December 31, 2015 respectively.	37,242	36,474
Additional paid-in capital	3,567,847	2,461,615
Stock subscription payable	2,500	-
Retained deficit	(3,744,197)	(2,901,304)
Total stockholders' equity (deficit)	(136,608)	(403,215)

Total liabilities and stockholders' equity (deficit)	$ 252,882	$ 87,403

The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015

Revenue	$ -	$ -	$ -	$ -

Operating expenses
General and administrative expense	4,625	8,664	20,447	29,489
Payroll expense	11,486	11,465	32,078	34,910
Rent expense	5,166	3,388	13,494	11,716
Professional/Consulting Fees	672,751	277,997	868,072	729,792
Depreciation expense	1,787	1,855	5,361	5,429
Total operating expenses	695,815	303,368	939,452	811,336

Operating Loss	(695,815)	(303,368)	(939,452)	(811,336)

Other income/expense
Interest income	2	-	7	5
Interest expense	(12,436)	(4,010)	(37,222)	(11,897)
Gain (loss) on derivative	(8,558)	-	133,874	-
Total other income/expense	(20,992)	(4,010)	96,659	(11,892)

Income tax expense	-	-	100	-

Net loss	$ (716,807)	$ (307,378)	$ (842,893)	$ (823,228)

Basic and diluted loss per share	$ (0.02)	$ (0.01)	$ (0.02)	$ (0.02)
Weighted average common shares outstanding - basic and diluted	38,029,013	35,819,237	37,115,307	35,096,863

Nu-Med Plus, Inc. Statements of Cash Flows (Unaudited)
	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$ (842,893)	$(823,228)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,986	5,429
Stock for services	780,142	532,500
Services rendered for subscription receivable	-	3,750
Services contributed by officers	-	409
(Gain) on derivative liability	(133,874)	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	19,499	133,852
(decrease) Increase in accounts payable	2,676	-
Increase in accrued expense	9,444	11,899
Net cash used in operating activities	(139,020)	(135,389)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from the sale of common stock and stock payable	109,500	79,329
Net cash provided by financing activities	109,500	79,329

Net increase/(decrease) in cash	(29,520)	(56,060)
Cash at beginning of period	30,903	56,271

Cash at end of period	$ 1,383	$ 211

Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Supplemental schedule of non-cash financing activities

Common Stock reserved for prepaid services	$ 219,858	$ 45,000
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Interim Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2015 financial statements.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

d.  Derivative Financial Instruments

In the 4th quarter of 2015 the Company issued a note payable which terms require that the transaction be accounted for as a derivative financial instrument.  The Company is accounting for this financial instrument in accordance with ASC 815, Derivatives and Hedging, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability, measured at its fair value as of the reporting date.  ASC 815 also requires that changes in the derivatives’ fair value be recognized in earnings.  The Company recorded the effective portion of the gain or loss on derivative comprehensive income for the three and nine months ended September 30, 2016 in the accompanying balance sheets and income statements.  (See Note 7).

Nu-Med Plus, Inc.

Notes to the Financial Statements

(Unaudited)

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

In applying the Black-Scholes option model at September 30, 2016, the Company again revalued the conversion features using the following assumptions:  stock price of $0.40, annualized volatility of 170%, and interest rate of 0.59% and determined that, during the three and nine month periods ended September 30, 2016, the Company’s derivative liability increased by $8,558 and decreased by $133,874, respectively, to $63,019.  The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation during the three and nine month periods ended September 30, 2016.

Liabilities measured at fair value on a recurring basis are as follows at September 30, 2016 and 2015:

	Level 3 Carrying Value at
	September 30, 2016	September 30, 2015

Derivative liabilities:
Derivative Liability	$63,019	$-
Total Liabilities Measured at Fair Value	$63,019	$-

The following table shows the classifications of the Company’s liability at September 30, 2016 that are subject to fair value measurement and the roll-forward of these liabilities from December 31, 2015:

Nu-Med Plus, Inc.

Notes to the Financial Statements

(Unaudited)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015

Balance at beginning of year	$196,893	$-
Derivative liability added	-	-
Net change in fair value included in net income (loss)	(133,874)	-
Total Liabilities Measured at Fair Value	$63,019	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement as follows:

	For the Three Months Ended Sept. 30, 2016	For the Three Months Ended Sept. 30, 2015	For the Nine Months Ended Sept. 30, 2016	For the Nine Months Ended Sept. 30, 2015

Net income (loss) (numerator)	$(716,807)	$(307,378)	$(842,893)	$(823,228)
Shares (denominator)	38,029,013	35,819,237	37,115,307	35,096,863
Net income (loss) per share	$(0.02)	$(0.01)	$(0.02)	$(0.02)

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. During the periods ended September 30, 2016 and September 30, 2015 there were no outstanding common stock equivalents.  Furthermore, due to the net loss for the three and nine months ended September 30, 2016 and 2015, common stock equivalents would not be included in the calculation of the net loss per common share, as their inclusion would be anti-dilutive.

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

NOTE 3 - GOING CONCERN

The Company acknowledges that the funds on hand as of September 30, 2016, will not be sufficient and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,160,000 for the next twelve months. The Company is currently funded through November 30, 2016. The Company is actively working to secure the funding needed to execute its business plan.  Until such funding is secured, management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.  No adjustments have been made in the financial statements that might result from this uncertainty.

NOTE 4 - FIXED ASSETS

Fixed assets and related accumulated depreciation consisted of the following at September 30, 2016, and December 31, 2015:

	September 30, 2016	December 31, 2015

Equipment	$ 49,373	$ 49,373
Accumulated depreciation	(24,503)	(19,143)

Total Fixed Assets	$ 24,870	$ 30,230

Depreciation expense for the three months ended September 30, 2016 and 2015 was $1,787 and $1,855, respectively.

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $5,361 and $5,429, respectively.

Nu-Med Plus, Inc.

Notes to the Financial Statements

(Unaudited)

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at September 30, 2016.

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

On April 21, 2016, the Company issued 267,500 shares of its restricted common stock in full satisfaction of all obligations under the stock subscription agreements then outstanding.

On June 13, 2016, the directors of the Company entered into an amended consulting agreement and authorized the issuance of 2,500,000 shares of its restricted common stock in payment of those services.  The agreement covers services to be provided through October 2016.  The stock issued has a valuation, based on the closing price of the date of authorization, of $1,000,000.  Of that amount, $773,371 was expensed in recognition of services received and the balance of $226,629 is recorded as a prepaid expense and will be amortized as the future services are rendered.

On July 18, 2016 the Company entered into a stock subscription agreement with an investor for them to purchase up to 157,500 shares of restricted common stock at $0.40 per share.  The agreement has an expiration date of August 1, 2017.  On July 18 and July 27, 2016 the Company received $1,000 and $1,500, respectively, under this agreement.

On August 5, 2016, Dr. Craig Morrison returned to the Company 2,000,000 shares of restricted common stock which is part of the 4,000,000 shares which had been issued to him for his services as a director and medical advisor.  The 2,000,000 shares of stock were retired at their par value of $2,000, reducing the number of shares issued and outstanding.

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

Nu-Med Plus, Inc.

Notes to the Financial Statements

(Unaudited)

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

The Company revalued the conversion features at September 30, 2016 using the following assumptions:  stock price of $0.40 and annualized volatility of 170%, and determined that, during the three and nine-month period ended September 30, 2016, the Company’s derivative liability increased by $8,558 for the three months and decreased by $133,874 for the nine-month period to $63,019.  The company recognized a corresponding loss of $8,558 on derivative liability in conjunction with this revaluation during the three-month period ended September 30, 2016.

During the nine-month period ended September 30, 2016 and the year ended December 31, 2015 we had the following activity in the accounts related to our convertible notes payable:

			Gain (Loss) on
	Derivative	Debt	Derivative
	Liability	Discount	Liability

Derivative liability at inception of new convertible debt	$ 102,327	$ (55,000)	$ (47,327)
Loss on derivative liability	94,566	--	(94,566)
Amortization of debt discount to interest expense	--	4,583	--

Balance at December 31, 2015	196,893	(50,417)	(141,893)

Gain on derivative liability	(133,874)	--	133,874
Amortization of debt discount to interest expense	--	20,625	--

Balance at September 30, 2016	$ 63,019	$ (29,792)	$ (8,019)

Nu-Med Plus, Inc.

Notes to the Financial Statements

(Unaudited)

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

NOTE 10 - RELATED PARTY TRANSACTIONS

Contributed Services

During the three and nine months ended September 30, 2016 and 2015, the Company officers contributed services to the Company in the amount of $0 and $409, respectively. The Company officers received no compensation and have no expectation of compensation for these services, either now or in the future, and waive their rights to any such compensation.

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

(Unaudited)

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

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no events that require disclosure as of the date of issuance.

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

Presently we have filed for four patents for our nitric oxide systems and we hope to file additional patents for our products which will help us build a strong IP portfolio and value for our company and our shareholders.  Our initial preliminary patent applications cover a gas generator (#14/996,685) a controlled delivery of medical gases using diffusion membrane (#14529112), a self-pressuring technique for nitric oxide (62/392,086) and Thermal release of nitric oxide for short term therapies (#62/283,145). Our patent applications are still pending and have not been approved. Our application related to Thermal release of nitric oxide was a provisional patent and we are in the process of filing the definitive patent application.  No assurance can be given that we will be successful in obtaining patent protection and, even if obtained, that there will be any value to the patents. We are also pursuing a proprietary protection strategy of our key formulations and methods for further strengthening the overall intellectual property portfolio. We have no trademarks. We also have no franchises, concessions, royalty agreements or labor contracts.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2016, we had assets of $252,882 with current assets of $228,012 and liabilities of $389,490. Our current assets consisted primarily of cash in the amount of $1,383 and prepaid expenses in the amount of $226,629. We currently do not have the cash to pay ongoing expenses and have had to rely on loans from shareholders or sale of our stock to cover expenses.  Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $200,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $960,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders.  At this time, we have no commitments from any party to help fund our operations and if we are unable to raise additional capital, we will be force to shut operations until such capital can be raised or go out of business.  We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2016, we had no revenues and operating expenses of $695,815 and $939,452, respectively.  For the three and nine months ended September 30, 2016, we had net losses of

$716,807 and $842,893, respectively.  This compares to net losses of $307,378 and $823,228 for the three and nine months ended September 30, 2015.  Professional and consulting fees were $672,751 and $868,072 for the three and nine months ended September 30, 2016 and were predominately composed of legal and audit fees and stock issued to consultants.  Without the cash to pay consultants and with an illiquid market for our shares, we have been forced to pay consultants with shares which may have limited value to the consultant, and as such, the consultants have asked for larger numbers of shares as compensation than would have been required if we had a more active trading market for our shares.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.  We have signed a term sheet with the intent to raise $1,160,000 in capital.  However, there can be no assurance that the proposed offering will be successful.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

On July 18, 2016 a stock purchase agreement was entered into with an investor for the purchase of 157,500 shares of restricted common stock at $0.40 per share.  On July 18 and July 27, 2016 the Company received $1,000 and $1,500, respectively, under this stock purchase agreement.  The agreement has an expiration date of August 1, 2017.

Other Securities Transactions

On August 5, 2016, Dr. Craig Morrison returned to the Company 2,000,000 shares of restricted common stock which is part of the 4,000,000 shares which had been issued to him for his services as a director and medical advisor.  The 2,000,000 shares of stock were retired at their par value of $2,000, reducing the number of shares issued and outstanding.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2016, we have not purchased any equity securities nor have any officers or directors of the Company.

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

NU-MED PLUS, INC.,

(Registrant)

November 9, 2016

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive

November 9, 2016

By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting

       Officer