Form 10-K
period 2016-12-31
Nu-Med Plus, Inc.
filed 2017-04-19
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-54808

NU-MED PLUS, INC.

(Exact name of registrant as specified in charter)

Utah

45-3672530

(State or other jurisdiction of

(I.R.S. Employer I.D. No.)

incorporation or organization)

455 East 500 South, Suite 203, Salt Lake City, Utah

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

Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: At June 30, 2016, the Company’s last sale price of its stock was $0.349 resulting in an aggregate market value of our common stock held by non-affiliates of $7,936,869.

As of April 8, 2017, the Registrant had 37,241,744 shares of common stock issued and outstanding.

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

Future Product Development. Our newest product to be investigated is a one-time Single Treatment Disposable unit which will give rapid access to short term NO treatment. The entire unit is disposed of after treatment and is unique in the market, with no competitive product available. We also are investigating a Wound Healing System which may reduce the loss of a partial or full foot for diabetics by healing wounds and sores caused by their disease. To continue research on new developments and advance next generation designs on existing products management estimates the Company will need $1,250,000 for 2016.

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

Description of Property

NU-MED’s corporate office is at 455 E 500 S, Suite 203, Salt Lake City, Utah 84111.  Our R&D facility is located at 1266 S 1380 W Orem, Utah 84058.   We pay rent of $950 per month for the corporate office and $388 per month for the R&D facility.  Our corporate offices are leased from a law firm which runs an “executive office” structure.  Until we expand our operations the executive office arrangement will provide us the flexibility to expand our corporate offices as needed without being committed to long term overhead or office space we currently do not need.  Our leases are on a month to month basis.  Management believes these facilities will serve our purposes for at least the next twelve months.

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

Every clinical site is federally mandated to have an IRB responsible to ensure the protection of the rights, safety, and welfare of research subjects. Regulation of the IRB review of protocols involving medical devices is under the purview of the FDA. The Office of Protection from Research Risks (OPRR) is responsible for oversight regarding all human research and is in direct communication with the FDA/CDRH.  Studies involving human subjects that do not involve products regulated by the FDA, fall under the direct purview of the OPRR. Both the FDA and the OPRR are in the Department of Health and Human Services. Each IRB must meet standards for the composition, leadership, and processes set forth by that department. IRBs are subject to periodic audits by the FDA to ensure that records and procedures are in compliance with regulations. The IRB process typically requires approximately three months, but at times can take considerably longer.

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

We have note payables which may be converted into shares of our common stock.  Two of the notes, with total principal balances of $309,910 are convertible at $0.01 per share of principal and interest.  With approximately $309,910 in principal and $65,674 in accrued interest on the notes, if the notes and accrued interest are converted, over 37,558,354 additional shares would be issued.  In addition, there is a note with a remaining principal balance of $27,500 which is convertible into shares of common stock at $0.25 per share.  If the note were converted an additional 110,000 shares of common stock would be issued.  If all of the notes and accrued interest were converted into shares of our common stock, investors would suffer substantial dilution to their ownership percentage in NU-MED and to their overall value.  We would expect any issuance to be very dilutive to current investors, resulting in potential loss of value to the investors.

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

ITEM 2. PROPERTIES

NU-MED’s corporate office is at 455 E 500 S, Suite 203, Salt Lake City, Utah 84111.  Our R&D facility is located at 1266 S 1380 W Orem, Utah 84058.   We pay rent of $950 per month for the corporate office and $388 per month for the R&D facility.  Our corporate offices are leased from a law firm which runs an “executive office” structure.  Until we expand our operations the executive office arrangement will provide us the flexibility to expand our corporate offices as needed, without being committed to long term overhead or office space we currently do not need.  Our leases are on a month to month basis.  Management believes these facilities will serve our purposes for at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

Subsequent to December 31, 2016, the Company filed an action against its former CFO for the return of unearned shares of stock issued to him.  The Company also included in that action a restraint against him selling stock into the market in violation of the agreement made that he would not sell stock until such time as there was a stable and sustainable market for the stock.  The former CFO has filed a counter action against the Company.  The Company believes it will prevail in this action.

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

Quarter Ended

High Bid

Low Bid

December 2016

$0.55

$0.25

September 2016

$0.40

$0.25

June 2016

$0.50

$0.30

March 2016

$0.94

$0.40

December 2015

$1.00

$0.37

September 2015

$1.00

$0.37

June 2015

$1.00

$0.60

March 2015

$0.85

$0.45

At April 8, 2017, the Company had approximately 147 shareholders of record.  As of April 8, 2017, the Company had 37,241,744 shares of its Common Stock issued and outstanding.

Transfer Agent

NU-MED’s transfer agent is Interwest Stock Transfer Company, 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117; telephone number 801-272-9294.

Recent Sales of Unregistered Securities

In January and February 2017, subsequent to year-end, the Company entered into two stock purchase agreement under which the buyer may purchase up to $20,000 and $700,000, respectively, in shares of common stock at $0.25 per share.  If the buyer purchases the maximum allowed under the agreement, 2,800,000 shares of common stock would be issued in fulfillment of the Company’s obligation under the agreement.  We have received $19,000 and $300,000 under these agreements, respectively, and the corresponding shares have yet to be issued as of the date of this report.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, this is not required.

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

- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

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

e. Property and Equipment

Property and equipment is stated at cost.  Expenditure for minor repairs, maintenance, and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred. Expenditures, exceeding $500, for new assets or that increase the useful life of existing assets are capitalized.  Depreciation is computed using the straight-line method.  The lives over which the fixed assets are depreciated are five to seven years.

f. Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB Accounting Standards Codification (“ASC”) Topic 820 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements), as follows:

Level 1 - Quoted market prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than level one inputs that are either directly or indirectly observable; and

Level 3 - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

All cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the short-term nature of these financial instruments.  Additionally, we measure certain financial instruments at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are as follows at December 31, 2015 and 2016:

December 31, 2015 (Restated)	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$15,028,600	$-	$-	$15,028,600
Total Liabilities Measured at Fair Value	$15,028,600	$-	$-	$15,028,600

December 31, 2016	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$4,083,787	$-	$-	$4,083,787
Total Liabilities Measured at Fair Value	$4,083,787	$-	$-	$4,083,787

g.  Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares

h. Concentrations and Credit Risk - The Company has relied on a small group of investors to fund the its operations. If this group becomes unable or unwilling to provide additional funding, the Company may be unable to remain in business or to execute on its business plan.

Recent Accounting Pronouncements –  In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740); Intra-Entity Transfers of Assets Other Than Inventory.  This ASU requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date.  The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory.  The tax consequences were previously deferred until the asset is sold to a third part or recovered through use.  This guidance will become effective on January 1, 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230); Classification of Certain Cash Receipts and Cash Payments.  This ASU addresses the following eight specific cash flow issues:  Debt costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  This guidance will become effective on January 1, 2018.  We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718); Improvements to Employee Share-Based Payments Accounting.  The ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows.  This guidance will become effective January 1, 2017.  We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.

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

The Company has reviewed all other FASB-issued ASU accounting pronouncements and interpretations thereof that have effective dates during the period reported and in future periods.  The Company has carefully considered the new pronouncements that alter previous GAAP and does not believe that any new or modified principles will have a material impact on the company’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of the Company’s financial management and certain standards are under consideration.

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

Our lab has been successfully equipped and we are proceeding with development of our proprietary product technology. Our technology is at the early development stage and management plans are to concentrate on further improvement of our technology. Our budget requirements for the next year will be centered upon factors relating to the testing, research and enhancement with the intention being to patent our formulation and design. Included in our budget for the next year is the costs of chemical standards, gases and equipment we have projected we will need. Contained also within in our budget are auditing costs and legal fees, which include patent filing expenses.  Projected costs to continue operation for the next year are $1,250,000 and may increase depending on the costs of patent applications and ongoing development work. At this time, we do not have the funds to operate at this level and are seeking financing either through debt or equity.  If we cannot raise the needed capital, we may not be able to remain in business.

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

Liquidity and Capital Resources

At December 31, 2016, we had assets of $35,533 with current assets of $12,450 and liabilities of $4,474,833. Our current assets consisted of cash in the amount of $12,450.  At December 31, 2015, we had current assets of $45,715 of which $30,903 was cash with the balance being prepaid expense, and liabilities of $15,299,409. We currently do not have the cash to pay ongoing expenses and have had to rely on loans from shareholders to cover expenses.  Without additional capital, we will not be able to stay in business and move our business plan forward.  Subsequent to December 31, 2016, we entered into a $700,000 stock subscription agreement, under which we have drawn $300,000. We currently have no commitments beyond this stock subscription for the needed capital. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales and potential loans from investors and shareholders.  If we are unable to raise additional capital, we will be forced to suspend operations until such capital can be raised or go out of business.  We cannot project the full costs to bring our proposed product to market or the timing of such commercialization.  Given that our product is in the medical field, testing is very expensive and we will need additional capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the year ended December 31, 2016, we had no revenues and operating expenses of $1,224,599, gain on derivative of $10,944,813 and interest expense of $15,908 resulting in a net profit of $9,652,488 compared to a net loss for the year ended December 31, 2015 of $8,884,217. Our operating losses have increased as we have moved forward with several patent filings and have had to retain additional consultants to assist with ongoing development work.  We were able to utilize our stock to pay for many of the consultants which has allowed us to preserve our limited cash. We anticipate losses to continue for the foreseeable future and for the losses to increase as we hire personnel and move into more development and testing phases of our proposed products. Additionally, we are preparing patent applications which will require additional capital to pay for outside attorneys and consultants.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.

Non-cash:  Loss on Derivative

We had a gain on derivative liability of $10,944,813 during the year ended December 31, 2016, compared to loss of $7,915,171 for the year ended December 31, 2015.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

Subsequent to our filing for the 3rd quarter of 2016 the Company elected to change our independent auditor and entered into an agreement with Sadler, Gibb & Associates, LLC.  As a result of the change of auditors our financials will contain the opinions of both Sadler, Gibb & Associates and Haynie and Company.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Based on this evaluation, our management concluded that, as of December 31, 2016, our internal controls over financial reporting were not effective to provide reasonable assurances based on the above criteria.  The following aspect of the Company’s internal control was noted as a potential material weakness.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2016, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Jeffrey L. Robins	2016	$42,600	--	--	--	--	--	$42,600
CEO	2015	$42,600	--	--	--	--	--	$42,600
	2014	$42,600	--	--	--	--	--	$42,600

Keith L. Merrell, CFO	2016	--	--	$76,856	--	--	--	$76,856
	2015	--	--	$135,000	--	--	--	$135,000

________________

Mr. Robins began taking a salary in February 2012.  Mr. Robins’ salary is currently $42,600 a year or $3,550 a month.

Mr. Merrell joined the Company in July 2015.  He receives no salary but is compensated for his services through the awarding of restricted shares of common stock, valued as the service is performed.

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding equity awards at fiscal year-end 2016, 2015 or 2014.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2016, 2015 and 2014, there were no stock options or SAR Grants.

Stock Option Exercise

In fiscal 2016, 2015 and 2014, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2016, 2015 or 2014 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.  We did not compensate our directors for service on the Board of Directors during fiscal 2016, 2015 or 2014.

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

No such interlocks existed or such decisions were made during fiscal years 2016 or 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of March 10, 2017, with respect to the beneficial ownership of the Company’s common stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock.  At April 8, 2017, there were 37,241,744 shares of common stock outstanding.

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

	Amount of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Common stock
Principal Shareholders
Jeffrey L. Robins 2152 W. Bryce Drive Kaysville, Utah 84037	5,000,000	13.42%
William G. Moon 2595 North 140 East, #306 Provo, Utah 84604	4,000,000	10.74%
Dr. Craig Morrison 975 North Terrace Drive Provo, Utah 84601	2,000,000	5.37%
Smith Corporate Services, Inc. 455 East 500 South, Suite 201 Salt Lake City, Utah 84111	1,859,192	4.99%
Thomas A. Tait 12560 Kaibae Court Colorado Springs, Colorado 80908	4,000,000	10.74%
Officers and Directors
Jeffrey L. Robins	5,000,000	13.42%
William G. Moon	4,000,000	10.74%
Dr. Craig Morrison	2,000,000	5.37%
Thomas A. Tait	4,000,000	10.74%
Dr. Brett Earl	200,000	0.53%
Keith Merrell	300,000	0.81%
Director and executive officer of the
Company (7 individuals)	15,500,000	41.62%

_________________________________

Smith Corporate Services, Inc. (dba SCS, Inc. or “SCS”) is owned and controlled by Karl Smith.  SCS is owed $309,910 in principal and $65,674 in accrued interest by NU-MED.  Under the terms of the notes, the notes may be converted into shares of the Company’s common stock at the rate of one share of common stock for every $0.01 in principal and interest.  The notes may not be converted, at any one time, into more than 4.9% of the Company’s issued and outstanding shares of Common Stock unless a change of control occurs or a fundamental transaction which would include a merger, reorganization or asset sale. If SCS’s ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%. In addition to the shares owned by SCS, Mr. Smith’s wife trust owns 150,000 shares.

Control by Existing Stockholders

Current management has over 46% of the issued and outstanding shares of common stock.  As a result, it is likely they will be able to control NU-MED and will most likely continue to be in a position to elect at least a majority of the Board of Directors of NU-MED, to dissolve, merge or sell the assets of NU-MED, and generally, to direct the affairs of NU-MED.  Additionally, a principal shareholder, SCS, is owed funds under convertible promissory notes which may be converted into shares of the Company at the rate of one share of common stock for every $0.01 in principal and interest.  The notes may not be converted, at any one time, into more than 4.9% of the Company’s issued and outstanding shares of Common Stock unless a change of control occurs or a fundamental transaction which would include a merger, reorganization or asset sale.

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

 INDEPENDENCE.

Transactions with Officers and Directors

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $16,600 and $16,600 for each of the years ending December 31, 2016 and 2015, respectively.

2) Audit-Related Fees. $0 and $0.

3) Tax Fees. $0 and $0.

4) All Other Fees. $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMNET SCHEDULES

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

Title of Document

Page

Reports of Independent Registered Public Accounting Firms

F-2 / F-3

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

April 19, 2016

By:  /s/ Jeffrey L. Robins

        Jeffrey L. Robins, CEO, Principal Executive

April 18, 2016

By: /s/ Keith L. Merrell

       Keith L. Merrell, CFO/Principal Accounting

       Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature

Title

Date

/s/ Jeffrey L. Robins

Director, CEO

April 19, 2016

Jeffrey L. Robins

/s/ William G. Moon

Director

April 19, 2016

William G. Moon

/s/ Dr. Craig Morrison

Director

April 19, 2016

Dr. Craig Morrison

/s/ Thomas A. Tait

Director

April 19, 2016

Thomas A. Tait

/s/ Dr. Brett Earl

Director

April 19, 2016

Dr. Brett Earl

Nu-Med Plus, Inc.

Financial Statements

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nu-Med Plus, Inc.

We have audited the accompanying balance sheet of Nu-Med Plus, Inc. as of December 31, 2016, and the related statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2016.  Nu-Med Plus, Inc’s management is responsible for the consolidated financial statements. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nu-Med Plus, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has recurring net operating losses and has determined that the funds on hand as of yearend will not be sufficient, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 19, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nu-Med Plus, Inc. Salt Lake City, Utah

We have audited the accompanying balance sheet of Nu-Med Plus, Inc. as of December 31, 2015 (restated), and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2015 financial statements referred to above present fairly, in all material respects, the financial position of Nu-Med Plus, Inc. as of December 31, 2015 (restated), and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

The accompanying financial statements have been restated for adjustments to the derivative liabilities associated with related party convertible notes payable. This restatement has been disclosed in Note 2 to the financial statements.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

April 13, 2016, except for Note 2, as to

Which the date is April 17, 2017

NU-MED PLUS, INC.

Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS		(Restated)
Current assets
Cash	$ 12,450	$ 30,903
Prepaid expenses	-	14,812
Total current assets	12,450	45,715
Long-term assets
Property and equipment, net	23,083	30,230
Total long-term assets	23,083	30,230
Total assets	$ 35,533	$ 75,945

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 5,065	$ 6,405
Accounts payable – related party	4,000	-
Accrued Expense	66,079	52,637
Convertible Promissory Notes, net	315,902	211,767
Derivative liability	4,083,787	15,028,600
Total current liabilities	4,474,833	15,299,409

Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 37,241,744 and 36,474,244 shares issued and outstanding, as of December 31, 2016 and December 31, 2015 respectively.	37,242	36,474
Additional paid-in capital	3,580,348	2,474,115
Stock subscription payable	24,675	-
Accumulated deficit	(8,081,565)	(17,734,053)
Total stockholders' equity (deficit)	(4,439,300)	(15,223,464)
Total liabilities and stockholders' equity (deficit)	$ 35,533	$ 75,945
The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Operations

	Year ended	Year ended
	December 31, 2016	December 31, 2015
		(Restated)
Revenue	$ -	$ -

Operating expenses
General and administrative expense	62,169	34,882
Payroll expense	49,563	48,809
Rent expense	17,658	15,880
Professional and consulting Fees	1,088,061	839,758
Depreciation expense	7,148	7,149
Total operating expenses	1,224,599	946,478

Operating Loss	(1,224,599)	(946,478)

Other income (expense)
Interest income	7	7
Interest expense	(15,908)	(15,908)
Amortization of debt discount	(51,825)	(6,667)
Gain (loss) on derivative	10,944,813	(7,915,171)
Total other income (expense)	10,877,087	(7,937,739)

Income tax expense	-	-

Net income (loss)	$ 9,652,488	$ (8,884,217)
Basic gain (loss) per share	$ 0.26	$ (0.25)
Weighted average common shares outstanding - basic	37,219,360	35,397,266
Diluted gain (loss) per share	$ 0.13	$ (0.25)
Weighted average common shares outstanding – diluted	75,030,231	35,397,266
The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC. Statements of Shareholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, January 1, 2015 (Restated)	-	$ -	34,281,347	$34,281	$1,703,360	-	$(8,849,836)	$(7,112,195)
Services contributed by officers	-	-			409	-		409
Common Stock issued for cash	-	-	292,897	293	102,246	-		102,539
Common stock issued with debt	-	-	50,000	50	24,950	-	-	25,000
Common Stock issued to contractors for services	-	-	1,850,000	1,850	643,150	-		645,000
Net loss for the year ended Dec 31, 2015 (Restated)	-	-					(8,884,217)	(8,884,217)
Balance, December 31, 2015 (Restated)			36,474,244	36,474	2,474,115	-	(17,734,053)	(15,223,464)
Common Stock issued for services	-	-	2,500,000	2,500	997,500	-	-	1,000,000
Common stock issued for cash	-	-	267,500	268	106,733	-	-	107,001
Common stock returned and cancelled	-	-	(2,000,000)	(2,000)	2,000	-	-	-
Stock subscription payable	-	-	-	-	-	22,175	-	22,175
Stock subscription payable – cash	-	-	-	-	-	2,500	-	2,500
Net loss for the year ended Dec 31, 2016	-	-	-	-	-	-	9,652,488	9,652,488
Balance, December 31, 2016	-	$ -	37,241,744	$37,242	$3,580,348	24,675	$(8,081,565)	$(4,439,300)
The accompanying notes are an integral part of these financial statements. F-8
NU-MED PLUS, INC. Statements of Cash Flows
					Year ended December 31, 2016	Year ended December 31, 2015
Cash flows from operating activities:						(Restated)
Net income (loss)					$ 9,652,488	$ (8,884,217)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
	Depreciation				7,148	7,149
	Stock for services				1,000,000	645,000
	Subscription payable for services performed				22,175	-
	Services contributed by officers				-	409
	(Gain) loss on derivative liability Feature				(10,944,813)	7,915,171
	Amortization of debt discount				51,825	6,667
	Changes in operating assets and liabilities:
	Decrease in prepaid expenses				14,811	104,601
	(Decrease) increase in accounts payable				(1,340)	6,405
	Increase in related party payables				4,000	-
	Increase in accrued expense				13,443	15,908
	Net cash used in operating activities				(180,264)	(182,907)

Cash flows from investing activities:
	Net cash provided by investing activities				-	-
Cash flows from financing activities
Proceeds from the sale of common stock					107,001	102,539
Proceeds from loans payable					79,810	55,000
Proceeds from subscription payable					2,500	-
Payments on convertible debt					(27,500)	-
	Net cash provided by financing activities				161,811	157,539
	Net increase(decrease) in cash				(18,453)	(25,368)

Cash at beginning of period					30,903	56,271

Cash at end of period					$ 12,450	$ 30,903

Supplemental schedule of cash flow information
Cash paid for interest					$ -	$ -
Cash paid for income taxes					$ -	$ -
Supplemental schedule of non-cash financing activities
Discount on convertible debt.					-	$2,000
Cancellation and return of common stock					-	-
The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2016 and 2015

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

NOTE 2 – PRIOR PERIOD RESTATEMENT

In 2013, the Company entered into a convertible promissory note.  The note was accounted for as a conventional convertible financial instrument, calculating and accruing interest earned but unpaid..  Subsequent to December 31, 2016, it was determined that the note contained a price protection clause, which made the note a derivative financial instrument, as the conversion price was a variable rather than a fixed number.  The Company evaluated the magnitude of the error and concluded that, as the Company is in development stage and has no revenue, the change was unlikely to influence the decision of an investor to buy or sell.

The following outlines the impact of the change on the financial statements:

Year Ended December 31, 2015

	As reported	As corrected	Change

Derivative liability	$196,893	$15,028,600	$14,831,707
Retained earnings	(2,901,304)	(17,734,053)	(14,832,749)

Operating loss	(951,061)	(946,478)	4,583
Loss on derivative	(141,893)	(7,915,171)	(7,773,278)
Net loss	(1,109,897)	(8,884,217)	(7,774,320)

The derivative valuation at December 31, 2015 resulted in a charge of $15,028,600.  As the derivative instrument was entered into in 2013, it was also valued at the December 31, 2014 date, resulting in a charge of $7,773,278.  The charge relating to 2014 was made through adjusting the beginning balances of derivative liability and retained earnings at January 1, 2015.

Subsequent to December 31, 2016, the note was amended to delete the price protection provision.  The effect of that change will be to relieve the derivative liability, record a gain on derivative, and delete derivative accounting for the note going forward.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments which are necessary for a fair statement of the results for interim periods have been included.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

e. Property and Equipment

Property and equipment is stated at cost.  Expenditure for minor repairs, maintenance, and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred. Expenditures, exceeding $500, for new assets or that increase the useful life of existing assets are capitalized.  Depreciation is computed using the straight-line method.  The lives over which the fixed assets are depreciated are five to seven years.

f. Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB Accounting Standards Codification (“ASC”) Topic 820 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements), as follows:

Level 1 - Quoted market prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than level one inputs that are either directly or indirectly observable; and

Level 3 - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

All cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the short-term nature of these financial instruments.  Additionally, we measure certain financial instruments at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are as follows at December 31, 2015 and 2016:

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

December 31, 2015 (Restated)	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$15,028,600	$-	$-	$15,028,600
Total Liabilities Measured at Fair Value	$15,028,600	$-	$-	$15,028,600

December 31, 2016	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$4,083,787	$-	$-	$4,083,787
Total Liabilities Measured at Fair Value	$4,083,787	$-	$-	$4,083,787

g.  Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including convertible notes payable, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.  ASC 815, Derivatives and Hedging, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date.  ASC 815 also requires that changes in the derivatives’ fair value be recognized in earnings.

h. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement.

	For the year ended December 31, 2016	For the year ended December 31, 2015
		(Restated)
Net profit (loss) (numerator)	$ 9,652,488	$ (8,884,217)
Shares (denominator)	37,219,360	35,397,266
Net profit (loss) per share amount - basic	$ 0.26	$ (0.25)
Shares (denominator)	75,030,231	35,397,266
Net profit (loss) per share amount - diluted	$ 0.13	$ (0.25)

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. During the year there were 37,810,871 outstanding common stock equivalents. Furthermore, due to the net loss for the year ended December 31, 2015, common stock equivalents would not be included in the calculation of the net loss per common share, as their inclusion would be anti-dilutive.

i. Concentrations and Credit Risk - The Company has relied on a small group of investors to fund its operations.  If this group becomes unable or unwilling to provide additional funding, the Company may be unable to remain in business or to execute on its business plan.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j. Income Taxes

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

k. Stock-based Compensation

In accordance with ASC Topic 718, the Company records equity instruments issued for non-cash items at the grant-date fair value of the equity instruments issued.

Recent Accounting Pronouncements – In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740); Intra-Entity Transfers of Assets Other Than Inventory.  This ASU requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date.  The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory.  The tax consequences were previously deferred until the asset is sold to a third part or recovered through use.  This guidance will become effective on January 1, 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230); Classification of Certain Cash Receipts and Cash Payments.  This ASU addresses the following eight specific cash flow issues:  Debt costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  This guidance will become effective on January 1, 2018.  We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718); Improvements to Employee Share-Based Payments Accounting.  The ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows.  This guidance will become effective January 1, 2017.  We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.

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

The Company has reviewed all other FASB-issued ASU accounting pronouncements and interpretations thereof that have effective dates during the period reported and in future periods.  The Company has carefully considered the new pronouncements that alter previous GAAP and does not believe that any new or modified principles will have a material impact on the company’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of the Company’s financial management and certain standards are under consideration.

NOTE 4 - GOING CONCERN

The Company anticipates that the funds on hand as of December 31, 2016, will not be sufficient and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,250,000 for 2017. Subsequent to December 31, 2016 the Company has entered into a $700,000 subscription agreement and has drawn $300,000 against that agreement which will fund operations through June 30, 2017. The Company has begun the process of arranging for additional necessary funding and currently retains consultants for that purpose. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - PROPERTY AND EQUIPMENT

Fixed assets and related accumulated depreciation consisted of the following at December 31, 2016, and December 31, 2015:

	December 31, 2016	December 31, 2015

Computer and office equipment	$ 49,373	$ 49,373
Accumulated depreciation	(26,290)	(19,143)

Total Fixed Assets	$ 23,083	$ 30,230

Depreciation expense for the years ended December 31, 2016 and 2015 was $7,148 and $7,149, respectively.

NOTE 6 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at December 31, 2016.

NOTE 7 - COMMON STOCK

In June 2015, the Company entered into an agreement with an investor allowing for the purchase of 33,333 shares of common stock at a price of $0.30 per share.  The funds were received and the stock was issued in October 2015.

In August 2015 the Company entered into two agreements to issue a total of 300,000 shares of restricted common stock to consultants for services.  The stock was valued at $0.45 per share.  The agreements have initial terms of one year and automatically renew each successive year unless cancelled in writing.  The agreements provide for annual compensation of 75,000 shares for the services provided under each agreement.  At December 31, 2016, 68,750 shares of restricted common stock had been earned, but not issued, under these agreements. The stock has been valued and the related expense and subscription payable of $22,175 has been recorded in these financial statements.

In September 2015, the Company issued 15,111 shares of restricted common stock at a price of $0.45 per share in fulfillment of its obligations of a stock subscription agreement.

In November 2015, the Company sold 15,556 shares of restricted common stock to an investor at a price of $0.45 per share.  The Company also issued 50,000 shares of restricted common stock, valued at $0.50 per share, prepaid interest on a convertible note payable.

In December 2015, the Company sold 33,800 shares of restricted common stock to an investor for $0.45 per share.

During 2016, the Company entered into stock subscription agreements with an investor to purchase up to 672,500 shares of common stock at a price of $0.40 per share.  Pursuant to these agreements, the Company received proceeds of $109,501 and issued 267,500 shares of restricted common stock, leaving a balance of 6,250 shares to be issued.  The balance, which represents $2,500, is recorded as a subscription payable at December 31, 2016.  Currently, the investor has the right to purchase an additional 405,000 shares of common stock for $162,000 under these agreements.

On August 5, 2016, Dr. Craig Morrison returned to the Company 2,000,000 shares of restricted common stock which is part of the 4,000,000 shares which had been issued to him for his services as a director and medical advisor.  The 2,000,000 shares of stock were retired at their par value of $2,000, reducing the number of shares issued and outstanding.

As stated above, at December 31, 2016, the Company had $24,675 in stock subscriptions payable for which it is obligated to issue 75,000 shares of restricted common stock.

NOTE 8 – CONVERTIBLE NOTES AND DERIVATIVE LIABILITY

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

In 2013 the Company entered issued a convertible promissory note in the amount of $130,100 with a variable conversion rate.  The note was not accounted for as a derivative.  However, a subsequent review of the agreement evidenced that, as the conversion price was variable, the note is subject to derivative accounting treatment.  The conversion feature was calculated as of December 31, 2014, 2015 and 2016.  The valuation resulted increases in the derivative liability of $5,059,554 in 2014, $7,058,429 in 2015 and a decrease of $10,944,813 in 2016.  The retained earnings deficit at January 1, 2015 was adjusted to reflect the loss on derivative liability, with the results of the 2015 and 2016 valuation changes being reflected in these financial statements.

At December 31, 2016, the Company again revalued the conversion feature of the notes and determined that during the year ended December 31, 2016, the Company’s derivative liability decreased by $10,944,813.  The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

During the years ended December 31, 2015 and 2016, we had the following activity in the accounts related to our convertible notes payable:

			Gain (Loss) on
	Derivative	Debt	Derivative
	Liability	Discount	Liability

Derivative liability at January 1, 2015 (Restated)	$ 7,113,429	$ (80,000)	-
Loss on derivative liability	7,915,171	-	$ (7,915,171)
Amortization of debt discount to interest expense	-	6,667	-

Balance at December 31, 2015 (Restated)	$ 15,028,600	$ (73,333)	$ (7,915,171)

Gain on derivative liability	(10,944,813)	-	(10,944,813)
Amortization of debt discount to interest expense	-	51,825	-

Balance at December 31, 2016	$ 4,083,787	$ (21,508)	$ (10,944,813)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases office space for which it incurred lease payments, on a month to month basis, beginning in February of 2017 for $950 per month. The Company also had a one-year lease on lab space beginning April 1, 2012 and ending March 31, 2013, with a monthly lease payment of $388. Pursuant to the lease agreement, at the end of one year, the term is month to month at the same rate of $388 per month.

NOTE 10- RELATED PARTY TRANSACTIONS

Contributed Services

During the year ended December 31, 2016 and 2015, the Company officers contributed services to the Company in the amount of $0 and $409, respectively. The Company officers received no compensation and have no expectation of compensation for these services, either now or in the future, and waive their rights to any such compensation.

NOTE 11 - CONVERTIBLE PROMISORRY NOTES

$100,000 Convertible Promissory Note

On November 12, 2012, the Company issued a $100,000 convertible promissory note to SCS as compensation for services provided and to be provided during the period April 1, 2012 through March 31, 2013.  The note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion.  On September 27, 2013, the Company amended the note to include a conversion price which of $0.01 per share for all unpaid principal and interest.  As of December 31, 2016 and 2015 interest accrued, but unpaid, was $31,629 and $26,129, respectively.

$130,100 Convertible Promissory Note

Prior to 2015, the Company entered into a convertible promissory note, due on demand, bearing interest at 8% per annum, unsecured and convertible at $0.01 per share, with a price protection provision to a lower conversion price.  The balance of this note was $130,000 at December 31, 2016 and 2015 with accrued interest balances of $39,545 and $29,137, respectively.

$55,000 Convertible Promissory Note

On November 18, 2015, the Company received $55,000 for which it issued a convertible note payable with a maturity date of November 18, 2017, unsecured and convertible into shares of common stock at $0.25 per share with a price protection provision to adjust to a lower conversion price.  As the note carries no rate of interest, in during 2015, 50,000 shares of restricted common stock were issued in consideration (see also Note 6).

The conversion features and related derivative liabilities (Note 8) in the $130,100 and $55,000 convertible promissory notes and 50,000 shares issued for interest related to the $55,000 note created debt discounts at origination which have been amortized leaving balances as of December 31, 2016 and 2015 of $21,508 and $73,333, respectively.

NOTE 12 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2016, and 2015, consists of the following:

	2016	2015
Federal:
Current	$-	$-
Deferred	-	-
State:
Current	-	-
Deferred	-	-
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and applicable state income tax rates to pretax income from continuing operations for the years ended December 31, 2016, and 2015, due to the following:

	2016	2015
		(Restated)
Book Income (Loss)	$3,764,470	$(8,884,217)
Depreciation	2,788	(7,149)
Shares issued for services	398,648	645,000
Contributed services	-	409
Meals and entertainment	270	423
Amortization of debt discount	20,211	6,667
(Gain) Loss on derivative	643,662	7,915,171
Net operating loss	(901,403)
Valuation allowance	(3,928,648)	323,695
	$-	$-

Net deferred tax liabilities consist of the following components as of December 31, 2016, and 2015:

	2016	2015
		(Restated)
Deferred tax assets:
NOL Carryover	$(901,403)	$(9,317,117)
Deferred tax liabilities
Depreciation and amortization	(28,388)	(26,291)

Valuation allowance	929,791	9,343,408
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  If a change in ownership occurs, then net operating loss carryforwards may be limited as to use in future years.  At December 31, 2016, the Company had net operating loss carryforward of approximately $1,203,100 that may be offset against future taxable income from the year 2016 through 2032. The availability of some of the net operating loss will extend into 2035 if not previously utilized. During 2016, the Company evaluated its deferred tax assets and concluded that none of the asset is currently realizable and that a full valuation allowance should be recorded.  The valuation allowance decreased by $8,413,617 and leaves the Company with a net deferred tax asset of $0 as of December 31, 2016.

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

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855 and has determined that the following is a reportable subsequent event:

Stock Purchase Agreement:

On February 1, 2017, the Company entered into a Stock Purchase Agreement with a Buyer under which the Buyer has the right to purchase restricted common stock of the Company at $0.25 per share up to a total of $700,000.  The agreement has an expiration date of February 1, 2018.  On February 1, 2017, the Buyer exercised his purchase rights by presenting to the Company a check in the amount of $300,000.  At the date of this report the stock has not been issued.

At the date of this report the stock related to these transactions has not been issued.

Legal:

Subsequent to December 31, 2016, the Company filed an action against its former CFO for the return of unearned shares of stock issued to him.  The Company also included in that action a restraint against him selling stock into the market in violation of the agreement made that he would not sell stock until such time as there was a stable and sustainable market for the stock.  The former CFO has filed a counter action against the Company.  The Company believes it will prevail in this action.