Form 10-Q
period 2017-03-31
Nu-Med Plus, Inc.
filed 2017-05-17
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

 Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

37,241,744 shares of $0.001 par value common stock on May 15, 2017

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2017

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

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

Nu-Med Plus, Inc. Balance Sheets
	March 31,	December 31,
	2017 (unaudited)	2016
ASSETS
Current assets
Cash	$ 317,547	$ 12,450
Prepaid expenses	10,906	-
Total current assets	328,453	12,450
Long-term assets
Property and equipment, net	21,295	23,083
Total long-term assets	21,295	23,083

Total assets	$ 349,748	$ 35,533

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ -	$ 5,065
Accounts payable – related party	4,000	4,000
Accrued expense	72,488	66,079
Convertible promissory notes, net	309,910	315,902
Derivative liability	-	4,083,787
Total current liabilities	386,398	4,474,833

Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 37,241,744 and 37,241,744 shares issued and outstanding, as of March 31, 2017 and December 31, 2016, respectively.	37,242	37,242
Additional paid-in capital	3,580,348	3,580,348
Stock subscription payable	438,675	24,675
Accumulated deficit	(4,092,915)	(8,081,565)
Total stockholders' equity (deficit)	(36,650)	(4,439,300)

Total liabilities and stockholders' equity (deficit)	$ 349,748	$ 35,533

The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016
		(Revised)

Revenue	$ -	$ -

Operating expenses
General and administrative expense	19,944	9,885
Payroll expense	11,486	11,490
Rent expense	4,114	4,164
Professional/consulting fees	32,395	38,335
Depreciation expense	1,787	1,787
Total operating expenses	69,726	65,661

Operating Loss	(69,726)	(65,661)

Other income/expense
Amortization of debt discount	(21,508)	(6,875)
Interest expense, net	(3,903)	(5,518)
Gain (loss) on derivative	(2,632,571)	11,050,374
Gain on extinguishment of debt	6,716,358	-
Total other income (expense)	4,058,376	11,037,981

Income tax expense	-	-

Net income	$3,988,650	$10,972,320

Basic earnings per share	$ 0.11	$ 0.30

Weighted average common shares outstanding - basic	37,241,744	36,741,744

Diluted earnings per share	$ 0.05	$ 0.17
Weighted average common shares outstanding - diluted	75,341,244	65,397,296

The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc. Statements of Cash Flows (Unaudited)
	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
		(Revised)
Cash flows from operating activities:
Net income	$3,988,650	$10,972,320
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,787	1,787
Gain on debt extinguishment	(6,716,358)	-
Subscriptions payable for services performed	7,500	-
Amortization of debt discount	21,508	6,875
(Gain) on derivative liability	2,632,571	(11,050,374)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(10,906)	15,174
(Decrease) increase in accounts payable	(5,065)	22
Increase (decrease) in accrued expense	6,410	3,933
Net cash used in operating activities	(73,903)	(50,263)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from stock subscriptions	406,500	107,000
Payments on convertible notes payable	(27,500)	107,000
Net cash provided by financing activities	379,000	107,000

Net increase (decrease) in cash	305,097	56,737

Cash at beginning of period	12,450	30,903
Cash at end of period	$ 317,547	$ 87,640

Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Nu-Med Plus, Inc.

Notes to the Financial Statements

March 31, 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Interim Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2016 financial statements.  Operating results for the three-months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Liabilities measured at fair value on a recurring basis are as follows at March 31, 2017 and December 31, 2016:

	Level 3 Carrying Value at
	March 31, 2017	December 31, 2016

Derivative liabilities:
Derivative Liability	$-	$4,083,787
Total Liabilities Measured at Fair Value	$-	$4,083,787

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

h. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement as follows:

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. During the periods ended March 31, 2017 and March 31, 2016 there were 38,099,500 and 28,655,552 common stock equivalents from outstanding convertible notes included in the calculation.

Earnings per share are shown, both basic and diluted, on the statement of operations.

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

k. Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-04, “Intangibles – Goodwill and Other (Topic 350).”  This ASU was issued to simplify the annual goodwill impairment assessment process.  Currently, the first step of the impairment test requires an entity to compare the fair value of the reporting unit with its carrying value, including goodwill.  If, as a result of this analysis, the entity concludes there is an indication of impairment in a reporting unit having goodwill, the entity is required to perform the second step of the impairment analysis, determining the amount of goodwill impairment to be recorded. The amount is calculated by comparing the implied fair value of the goodwill to its carrying amount.  This exercise requires the entity to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit.  Any remaining fair value would be the implied fair value of goodwill on the testing date.  ASU 2017-04 eliminates the second step of the impairment analysis.  Accordingly, if the first step of a quantitative goodwill impairment analysis performed after adoption of this ASU indicates that the fair value of a reporting unit is less than its carrying value, the goodwill of that reporting unit would be impaired to the extent of that difference.  The Company must adopt this ASU in 2020, but early adoption is permitted.  However, if there is an indication of potential impairment of goodwill as a result of an annual impairment assessment prior to 2020, the Company will evaluate the impact of ASU 2017-04 and could elect to early adopt this ASU.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715).” This ASU was issued to improve the presentation of net periodic pension and other postretirement benefit costs.  The Company must adopt this ASU beginning January 1, 2018.  The Company does not currently have a pension or retirement plan to which it contributes and therefore believes it will not have an impact on its financial statements and statements of operations.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Topic 310-20).”  The ASU amends the amortization period for certain purchased callable debt securities held at a premium. The update requires premiums to be amortized over the period to the earliest call date.  The new standard has an effective adoption date of January 1, 2019.  Early adoption is permitted.  The Company is analyzing the impact of this new standard.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 3 - GOING CONCERN

The Company acknowledges that the funds on hand as of March 31, 2017, will not be sufficient and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,160,000 for the next twelve months. The Company is currently funded through November 30, 2017. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - FIXED ASSETS

Fixed assets and related accumulated depreciation consisted of the following at March 31, 2017, and December 31, 2016:

	March 31, 2017	December 31, 2016

Equipment	$ 49,373	$ 49,373
Accumulated depreciation	(28,078)	(26,290)

Total Fixed Assets	$ 21,295	$ 23,083

Depreciation expense for the three months ended March 31, 2017 and 2016 was $1,787 and $1,787, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at March 31, 2017.

NOTE 6 - COMMON STOCK

In February 2017, the Company entered into a stock subscription agreement with an investor for them to invest up to $700,000 to purchase up to 2,800,000 shares of common stock at a price of $0.25 per share.  At March 31, 2017 the Company had received $387,500 under this stock subscription agreement.  A second agreement with this same investor allows them to invest up to $20,000 to purchase up to 80,000 shares of common stock at $0.25 per share.  At March 31, 2017 the Company had received $19,000 under this stock agreement.  Under these and combined prior year similar agreements, the investor has the right, but not the obligation, to invest an additional $476,500 or purchase 1,661,500 shares of common stock.

Previous to 2017, the Company entered into an agreement with their Chief Financial Officer whereby it issues shares of restricted common stock rather than paying cash for the services performed.  At March 31, 2017, under the terms of that agreement, the valuation of the shares earned, but unissued, is $7,500 in services provided, which amount is shown in the financial statements as a subscription payable.

As of the March 31, 2017, the stock purchase agreements and services agreements stated above have resulted in stock subscriptions payable balance of $438,675, which equate to 1,738,500 shares of common stock to be issued.

NOTE 7 – CONVERTIBLE NOTES AND DERIVATIVE LIABILITY

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

$100,000 Convertible Promissory Note

On November 12, 2012, the Company issued a $100,000 convertible promissory note to SCS as compensation for services provided and to be provided during the period April 1, 2012 through March 31, 2013.  The note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion.  On September 27, 2013, the Company amended the note to include a conversion price of $0.01 per share for all unpaid principal and interest.  This note does not contain price protection feature and therefore, was not treated using derivative accounting.  The noteholder advanced an additional $79,810 during the year ended December 31, 2016.  As of March 31, 2017 and December 31, 2016 the principal balance of the note was $179,810 and $100,000.  The interest accrued, but unpaid, was $28,771 and $26,332, respectively.

$130,100 Convertible Promissory Note

The Company received, during the year ended December 31, 2013, proceeds from a loan in the amount of $91,600. The Lender agreed to loan the Company up to $10,000 per month effective September 2012, for up to one year. This loan was memorialized in writing on September 30, 2013. The loan is considered to be a demand note, with a maturity 30 days from the receipt of demand and the holder may not make demand for payment until six months from the date thereof.  The note contains a price protection feature. The conversion price is up to one share for each $0.01 of principal and accrued but unpaid interest of the note subject to a beneficial ownership limitation. That limitation prevents the holder from owning more than 4.9% of the number of shares of the common stock outstanding after conversion. If the holder's ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%.  In March 2017, the note was modified to remove the price protection conversion feature to a fixed rate of $0.01 per share.

These actions taken by the Company to amend the note, resulted in recording a $2,644,381 loss on derivative and a gain of $6,716,358 on extinguishment of debt to remove the derivative liability, both of which were recognized in the three month period ended March 31, 2017.  The balance of this note was $130,100 at March 31, 2017 and December 31, 2016 with accrued interest balances of $42,314 and $39,748, respectively.

$55,000 Convertible Promissory Note

On November 18, 2015, the Company received $55,000 for which it issued a convertible note payable with a maturity date of November 18, 2017, unsecured and convertible into shares of common stock at $0.25 per share with a price protection provision to adjust to a lower conversion price.  As the note carries no rate of interest, during 2015, 50,000 shares of restricted common stock were issued in consideration.

During the year-ended December 31, 2016, the Company repaid $27,500 of principal. The remaining principal balance of $27,500 was repaid during the period ended March 31, 2017.  The remaining debt discount which was recorded at origination of the note, has been amortized.  The debt discount balance at March 31, 2017 and December 31, 2016 were $0 and $21,508, respectively.  The repayment of the note resulted in a gain on the change in derivative of $11,810 during the period ended March 31, 2017.

During the three months ended March 31, 2017 we had the following activity in the amounts related to our derivative liabilities, as summarized in the table below:

			Loss(Gains) on
	Derivative	Debt	Derivative
	Liability	Discount	Liability

Balance at December 31, 2016	$ 4,083,787	$ (21,508)	$ -

Gain (Loss) on derivative liability	2,632,571	-	2,632,571
Gain on debt extinguishment	(6,716,358)		-
Amortization of debt discount to interest expense	-	21,508	-

Balance at March 31, 2017	$ -	$ -	$ 2,632,571

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company entered into a lease office space in February 2017.  The lease has a term of one year, beginning March 1, 2017, with a monthly payment of $950.  Previous to entering into this lease the Company rented office space on a month-to-month basis for $1,000 per month.

The Company also had a one-year lease on lab space, beginning April 1, 2012 and ending March 31, 2013, with a monthly lease payment of $388. Pursuant to the lease agreement, at the end of one year, the term became month-to-month at the same rate of $388 per month.

NOTE 9 – REVISION OF PRIOR QUARTERS FINANCIAL STATEMENT

During the audit of the Company’s financial statements for the year ended December 31, 2016, the Company identified an error relating to the accounting treatment of a convertible note.  The note was not accounted for using derivative accounting treatment. The effect of error is to increase the gain on change in the derivative liability for the period ended March 31, 2016.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Measurements in Current Year Financial Statements, the Company determined that the impact of the adjustments relating to the correction of this accounting error are not material to previously issued unaudited consolidated financial statements. Accordingly, these changes are disclosed herein and will be disclosed prospectively.

As a result of the aforementioned correction of accounting errors, the revised prior unaudited financial statements have been revised as follows:

Effects on financials for the three months ended March 31, 2016:

	For the Three Months ended March 31, 2016
	As Previously		As
Consolidated Statement of Operations	Reported	Adjustments	Revised

Gain (loss) on derivative	$120,483	$10,929,891	$11,050,374

Total other income (expense)	108,090	10,929,891	11,037,981

Net income	42,429	10,929,891	10,972,320

Net earnings per share-basic	(0.00)		0.30

Weighted average common shares outstanding- basic	36,741,744		36,741,744

Net earnings per share- diluted	(0.00)		0.17

Weighted average commons shares outstanding- diluted	36,741,744		65,397,296

	For the Three Months ended March 31, 2016
	As Previously		As
Consolidated Statement of Cash Flows	Reported	Adjustments	Revised

Net income	$42,429	$10,929,891	$10,972,320

(Gain) on derivative liability	(120,483)	(10,929,891)	(11,050,374)

NOTE 10 - SUBSEQUENT EVENTS

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2017, we had assets of $349,748 with current assets of $328,453 and liabilities of $386,398. Our current assets consisted primarily of cash in the amount of $317,547 and prepaid expenses in the amount of $10,906.  We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $240,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $960,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders.  At this time, we have a stock subscription agreement under which the investor has the right to purchase up to $700,000 of restricted common stock at a price of $0.25 per share.  During the three-month period ended March 31, 2017, we accepted $387,500 under this agreement.  We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the three months ended March 31, 2017 and March 31, 2016, we had no revenues and operating expenses of $69,726 and $65,661, respectively.  For the three months ended March 31, 2017, we had net income of $3,988,650 resulting from the recognition of a non-cash $2,632,571 loss on derivative and a $6,716,358 gain on extinguishment of debt.  This compares to net income of $10,972,320 for the three months ended March 31, 2016, which profit resulted from the recognition of a non-cash $11,050,374 gain on derivative.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital beyond the $700,000 stock subscription earlier mentioned.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

In January 2017, the Company filed an action against its former CFO for the return of shares of stock issued to him for services which he did not perform.  The Company also included in that action a restraint against him selling stock into the market in violation of the agreement made that he would not sell stock until such time as there was a stable and sustainable market for the stock.  The former CFO has filed a counter action against the Company.  The Company believes it will prevail in this action.

ITEM 1A.  Risk Factors

Not applicable

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Other Securities Transactions

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2017, we have not purchased any equity securities nor have any officers or directors of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.  Mine Safety Disclosure

Not applicable.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits

a) Index of Exhibits:

Exhibit Table #

Title of Document

Location

31.1

Rule 13a-14(a)/15d-14a(a) Certification – CEO

This filing

31.2

Rule 13a-14(a)/15d-14a(a) Certification – CFO

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

NU-MED PLUS, INC.,

(Registrant)

May 17, 2017

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive

May 17, 2017

By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting

       Officer