Form 10-Q
period 2017-06-30
Nu-Med Plus, Inc.
filed 2017-08-18
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer   [   ]

Accelerated filer                     [   ]

Non-accelerated filer      [   ]

Smaller reporting company   [X]

Emerging growth company   [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes [X]   No [   ]

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

Class

Outstanding as of August 17, 2017

37,241,744 shares of $0.001 par value common stock on August 17, 2017

TABLE OF CONTENTS

PART II	OTHER INFORMATION	19

ITEM 1	LEGAL PROCEEDINGS	19
ITEM 1(A)	RISK FACTORS	19
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4	MINE SAFETY DISCLOSURE	19
ITEM 5	OTHER INFORMATION	19
ITEM 6	EXHIBITS	20

SIGNATURES		20

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2017

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

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

Nu-Med Plus, Inc. Condensed Balance Sheets
	June 30,	December 31,
	2017 (unaudited)	2016
ASSETS
Current assets
Cash	$ 263,539	$ 12,450
Total current assets	263,539	12,450
Long-term assets
Property and equipment, net	53,680	23,083
Total long-term assets	53,680	23,083
Total assets	$ 317,219	$ 35,533

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ -	$ 5,065
Accounts payable – related party	4,000	4,000
Accrued expense	76,454	66,079
Equipment loan – current portion	9,399	-
Convertible promissory notes	309,910	315,902
Derivative liability	-	4,083,787
Total current liabilities	399,763	4,474,833
Long-term liabilities
Equipment loan – long-term portion	14,453	-
Total liabilities	414,216	4,474,833
Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 37,241,744 and 37,241,744 shares issued and outstanding, as of June 30, 2017 and December 31, 2016, respectively.	37,242	37,242
Additional paid-in capital	3,580,348	3,580,348
Stock subscription payable (1,966,000 and 75,000 common shares, as of June 30, 2017 and December 31, 2016, respectively)	494,380	24,675
Accumulated deficit	(4,208,967)	(8,081,565)
Total stockholders' equity (deficit)	(96,997)	(4,439,300)
Total liabilities and stockholders' equity (deficit)	$ 317,219	$ 35,533
The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016 (Revised)	Six months ended June 30, 2017	Six months ended June 30, 2016 (Revised)

Revenue	$ -	$ -	$ -	$ -

Operating expenses
General and administrative expense	58,785	6,036	78,728	15,822
Payroll expense	11,086	9,102	22,572	20,592
Rent expense	4,014	4,164	8,129	8,328
Professional and consulting fees	33,833	156,874	66,228	195,321
Depreciation expense	3,585	1,787	5,372	3,574
Total operating expenses	111,303	177,963	181,029	243,637

Operating Loss	(111,303)	(177,963)	(181,029)	(243,637)

Other income/expense
Interest expense	(4,750)	(5,513)	(8,652)	(11,031)
Amortization of debt discount	-	(6,875)	(21,508)	(13,750)
Gain on extinguishment of debt	-	-	6,716,358	-
Gain (loss) on derivative	-	(37,678)	(2,632,571)	11,012,696
Total other income/expense	(4,750)	(50,066)	4,053,627	10,987,915
Income tax expense	-	-	-	100

Net income (loss)	$ (116,053)	$ (228,029)	$ 3,872,598	$ 10,744,178

Basic income (loss) per share	$ (0.00)	$ (0.01)	$ 0.10	$ 0.29
Weighted average common shares outstanding - basic	34,241,744	36,501,418	37,241,744	36,487,980

Diluted income (loss) per share	$ (0.00)	$ (0.01)	$ 0.05	$ 0.16
Weighted average common shares outstanding - diluted	34,241,744	36,501,418	75,923,244	65,397,296
The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc. Condensed Statements of Cash Flows (Unaudited)
	Six months ended	Six months ended
	June 30, 2017	June 30, 2016
		(Revised)
Cash flows from operating activities:
Net income (loss)	$ 3,872,598	$ 10,744,178
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,372	17,324
Gain on debt extinguishment	(6,716,358)	-
Subscriptions payable for services performed	15,500	-
Amortization of debt discount	21,508	-
Gain (loss) on derivative liability	2,632,571	(11,012,696)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	145,596
(Decrease) increase in accounts payable	(5,065)	81
Increase (decrease) in accrued expense	10,376	5,445
Net cash used in operating activities	(163,498)	(100,072)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities
Proceeds stock subscriptions	454,205	107,000
Payments on convertible notes payable	(27,500)	-
Payments on equipment loan	(12,118)	-
Net cash provided by financing activities	414,587	107,000
Net increase (decrease) in cash	251,089	6,928
Cash at beginning of period	12,450	30,903
Cash at end of period	$ 263,539	$ 37,831

Supplemental schedule of cash flow information
Cash paid for interest	$ 815	$ -
Cash paid for income taxes	$ -	$ -
Supplemental schedule of non-cash financing activities
Equipment loan	$ 35,970	$ -
Common stock issued for prepaid services	$ -	$ 1,000,000
The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

June 30, 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Interim Condensed Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2016 financial statements.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

d. Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including convertible notes payable, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.  ASC

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

June 30, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB Accounting Standards Codification (“ASC”) Topic 820 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

Liabilities measured at fair value on a recurring basis are as follows at June 30, 2017 and December 31, 2016:

	Level 3 Carrying Value at
	June 30, 2017	December 31, 2016

Derivative liabilities:
Derivative Liability	$-	$4,083,787
Total Liabilities Measured at Fair Value	$-	$4,083,787

f. Cash and Cash Equivalents

The Company considers all deposit accounts and investment accounts with an original maturity of 90 days or less to be cash equivalents.

g. Property and equipment

Fixed assets are stated at cost.  Expenditure for minor repairs, maintenance, and replacement parts which do not

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

June 30, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

increase the useful lives of the assets are charged to expense as incurred. Expenditures exceeding $500 for new assets, or that increase the useful life of existing assets, are capitalized.  Depreciation is computed using the straight-line method.  The lives over which the fixed assets are depreciated are five to seven years.

h. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement as follows:

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. During the six months ended June 30, 2017 and June 30, 2016 there were 38,605,500 and 28,655,552 common stock equivalents from outstanding convertible notes included in the six month calculation.

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

k. Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-09, "Stock Compensation - Scope of Modification Accounting". This ASU requires all modifications to be accounted for as a modification unless the fair value, vesting conditions and classification of the award as equity or liability are the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017 and for interim periods therein. The Company does not believe this ASU will have a material impact on its consolidated financial position, results of operation or cash flows.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows.  Based on

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

June 30, 2017

that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 3 - GOING CONCERN

The Company acknowledges that the funds on hand as of June 30, 2017, will not be sufficient and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,160,000 for the next twelve months. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - EQUIPMENT LOAN

In April 2017 the Company entered into an equipment loan to purchase a nitric oxide analyzer.  The analyzer is a highly technical analyzer that measures levels of nitric oxide and other gases at parts per million.  The analyzer is essential to accelerate and validate the development of the nitric oxide producing products under development.

The analyzer was purchased under an agreement whereby $10,906 was paid down with payments of $948.92 plus tax due for each of the twenty-four months.  At June 30, 2017 two monthly payments had been made, leaving a current liability of $9,399 and long-term liability of $14,453 under the agreement.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at June 30, 2017.

NOTE 6 - COMMON STOCK

In February 2017, the Company entered into a stock subscription agreement with an investor for them to invest up to $700,000 to purchase up to 2,800,000 shares of common stock at a price of $0.25 per share.  The agreement has a maturity date of February 1, 2018. At June 30, 2017 the Company had received $435,205 under this stock subscription agreement.  A second agreement with this same investor allows them to invest up to $20,000 to purchase up to 80,000 shares of common stock at $0.25 per share.  The second agreement has a maturity date of December 20, 2017. At June 30, 2017 the Company had received $19,000 under this stock agreement.  The remaining unfunded amount was $163,000 which would have resulted in 457,500 potential shares purchased.

Previous to 2017, the Company entered into an agreement with their Chief Financial Officer whereby it issues shares of restricted common stock rather than paying cash for the services performed.  During the six months ended June 30, 2017, under the terms of that agreement, the valuation of the shares earned, but unissued, is $15,500 in services provided, which amount is shown in the financial statements as a subscription payable.

As of the June 30, 2017, the stock purchase agreements and services agreements stated above have resulted in stock subscriptions payable balance of $494,380, which equate to 1,966,000 shares of common stock to be issued.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

June 30, 2017

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

$100,000 Convertible Promissory Note

On November 12, 2012, the Company issued a $100,000 convertible promissory note to SCS as compensation for services provided and to be provided during the period April 1, 2012 through March 31, 2013.  The note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion.  On September 27, 2013, the Company amended the note to include a conversion price of $0.01 per share for all unpaid principal and interest.  This note does not contain price protection feature and therefore, was not treated using derivative accounting.  The noteholder advanced an additional $79,810 during the year ended December 31, 2016.  As of June 30, 2017 and December 31, 2016 the principal balance of the note was $179,810 and $100,000.  The interest accrued, but unpaid, was $31,033 and $26,332, respectively.

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

These actions taken by the Company to amend the note, resulted in recording a $2,644,381 loss on derivative and a gain of $6,716,358 on extinguishment of debt to remove the derivative liability, both of which were recognized in the three month period ended March 31, 2017.  The balance of this note was $130,100 at June 30, 2017 and December 31, 2016 with accrued interest balances of $44,706 and $39,748, respectively.

$55,000 Convertible Promissory Note

On November 18, 2015, the Company received $55,000 for which it issued a convertible note payable with a maturity date of November 18, 2017, unsecured and convertible into shares of common stock at $0.25 per share with

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

June 30, 2017

a price protection provision to adjust to a lower conversion price.  As the note carries no rate of interest, during 2015, 50,000 shares of restricted common stock were issued in consideration.

During the year-ended December 31, 2016, the Company repaid $27,500 of principal. The remaining principal balance of $27,500 was repaid during the period ended March 31, 2017.  The remaining debt discount which was recorded at origination of the note has been amortized.  The debt discount balance at March 31, 2017 and December 31, 2016 were $0 and $21,508, respectively.  The repayment of the note resulted in a gain on the change in derivative of $11,810 during the period ended June 30, 2017.

During the six months ended June 30, 2017 we had the following activity in the amounts related to our derivative liabilities, as summarized in the table below:

			Loss(Gains) on
	Derivative	Debt	Derivative
	Liability	Discount	Liability

Balance at December 31, 2016	$ 4,083,787	$ (21,508)	$ -

Gain (Loss) on derivative liability	2,632,571	-	2,632,571
Gain on debt extinguishment	(6,716,358)		-
Amortization of debt discount to interest expense	-	21,508	-

Balance at June 30, 2017	$ -	$ -	$ 2,632,571

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

Contingent Liability

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

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

June 30, 2017

NOTE 9 – REVISION OF PRIOR QUARTERS FINANCIAL STATEMENTS

During the audit of the Company’s financial statements for the year ended December 31, 2016, the Company identified an error relating to the accounting treatment of a convertible note.  The note was not accounted for using derivative accounting treatment. The effect of error is to increase the gain on change in the derivative liability for the periods ended June 30, 2016.

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

As a result of the aforementioned correction of accounting errors, the revised prior unaudited financial statements have been revised.  During the six months ended June 30, 2016 there was a gain on derivative of approximately $59,627.  The effect of these changes are as follows:

Effects on financials for the three months ended June 30, 2016:

	For the Three Months ended June 30, 2016

Consolidated Statement of Operations	As Preciously Reported	Adjustments	As Revised

Gain (loss) on derivative	$21,949	$(59,627)	$(37,678)

Total other income (expense)	9,561	(59,627)	(50,066)

Net income (loss)	(168,402)	(59,627)	(228,029)

Net earnings (loss) per share-basic	(0.01)		(0.01)

Weighted average common shares outstanding- basic and diluted	36,501,418		36,501,418

	For the Three Months ended June 30, 2016

Consolidated Statement of Cash Flows	As Previously Reported	Adjustments	As Revised

Net income	$(168,402)	$(59,627)	$(228,029)

(Gain) loss on derivative liability	(21,949)	59,627	37,678

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

June 30, 2017

Effects on financials for the six months ended June 30, 2016:

	For the Six Months ended June 30, 2016

Consolidated Statement of Operations	As Previously Reported	Adjustments	As Revised

Gain (loss) on derivative	$142,432	$10,870,264	$11,012,696

Total other income (expense)	117,651	10,870,264	10,987,915

Net income (loss)	(126,086)	10,870,264	10,744,178

Net earnings per share-basic	(0.01)		0.29

Weighted average common shares outstanding- basic	36,741,744		36,487,980

Net earnings per share- diluted	(0.00)		0.16

Weighted average commons shares outstanding- diluted	36,741,744		65,397,296

	For the Six Months ended June 30, 2016

Consolidated Statement of Cash Flows	As Previously Reported	Adjustments	As Revised

Net income	$(126,086)	$10,870,264	$10,744,178

(Gain) on derivative liability	(142,432)	(10,870,264)	(11,012,696)

NOTE 10 - SUBSEQUENT EVENTS

On July 19, 2017 $10,000 was received pursuant to the stock subscription agreement.  The funds will be used to finance the operating expenses of the Company.

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

Presently we have filed for four patents for our nitric oxide systems and we hope to file additional patents for our products which will help us build a strong IP portfolio and value for our company and our shareholders.  Our initial preliminary patent applications cover a gas generator (#14/996,685) a controlled delivery of medical gases using diffusion membrane (#14529112), a self-pressuring technique for nitric oxide (62/392,086) and Thermal release of nitric oxide for short term therapies (#62/283,145). We recently received notification that a patent has been granted for the gas generator. Our other patent applications are still pending and have not been approved.  Our application related to Thermal release of nitric oxide was a provisional patent and we are in the process of filing the definitive patent application.  No assurance can be given that we will be successful in obtaining patent protection and, even if obtained, that there will be any value to the patents. We are also pursuing a proprietary protection strategy of our key formulations and methods for further strengthening the overall intellectual property portfolio. We have no trademarks. We also have no franchises, concessions, royalty agreements or labor contracts.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2017, we had assets of $317,219 with current assets of $263,539 and liabilities of $414,216. Our current assets consisted of cash in the amount of $263,539.  Our working capital deficit at June 30, 2017 was $136,224.  We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $250,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $950,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders.  At this time, we have a stock subscription agreement under which the investor has the right to purchase up to $700,000 of restricted common stock at a price of $0.25 per share.  During the six-month period ended June 30, 2017, we received proceeds of $19,000 for a total of $454,205 under this agreement.  We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

For the three months ended June 30, 2017 and June 30, 2016, we had no revenues and operating expenses of $111,303 and $177,963, respectively.  For the three months ended June 30, 2017, we had a net loss of $116,053. This compares to a net loss of $228,029 for the three months ended June 30, 2016.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital beyond the $700,000 stock subscription earlier mentioned.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

For the six months ended June 30, 2017 and June 30, 2016, we had no revenues and operating expenses of $181,028 and $243,637, respectively.  For the six months ended June 30, 2017, we had net income of $3,872,598 resulting from the recognition of a non-cash $2,632,571 loss on derivative and a $6,716,358 gain on extinguishment of debt.  This compares to net income of $10,744,178 for the six months ended June 30, 2016, which profit resulted from the recognition of a non-cash $11,050,374 gain on derivative.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital beyond the $700,000 stock subscription earlier mentioned.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2017. Based on this evaluation, our management concluded that, as of June 30, 2017, our internal controls over financial reporting were not effective to provide reasonable assurances based on the above criteria.  The following aspect of the Company’s internal control was noted as a potential material weakness.

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

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2017, we have not purchased any equity securities nor have any officers or directors of the Company.

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

NU-MED PLUS, INC.,

(Registrant)

August 18, 2017

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive

August 18, 2017

By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting

       Officer