Form 10-Q
period 2017-09-30
Nu-Med Plus, Inc.
filed 2017-11-14
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Class

Outstanding as of November 14, 2017

38,062,269 shares of $0.001 par value common stock on November 14, 2017

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

September 30, 2017

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

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

Nu-Med Plus, Inc. Condensed Balance Sheets
	September 30,	December 31,
	2017 (unaudited)	2016
ASSETS
Current assets
Cash	$ 409,313	$ 12,450
Total current assets	409,313	12,450
Long-term assets
Property and equipment, net	50,095	23,083
Total long-term assets	50,095	23,083
Total assets	$ 459,408	$ 35,533

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ -	$ 5,065
Accounts payable – related party	2,000	4,000
Accrued expense	80,566	66,079
Equipment loan – current portion	9,399	-
Convertible promissory notes	309,910	315,902
Derivative liability	-	4,083,787
Total current liabilities	401,875	4,474,833
Long-term liabilities
Equipment loan – long-term portion	12,558	-
Total liabilities	414,433	4,474,833
Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 37,742,269 and 37,241,744 shares issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively.	37,742	37,242
Additional paid-in capital	3,708,657	3,580,348
Stock subscription payable (2,612,848 and 75,000 common shares, as of September 30, 2017 and December 31, 2016, respectively)	650,520	24,675
Accumulated deficit	(4,351,944)	(8,081,565)
Total stockholders' equity (deficit)	44,975	(4,439,300)
Total liabilities and stockholders' equity (deficit)	$ 459,408	$ 35,533
The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016 (Revised)	Nine months ended September 30, 2017	Nine months ended September 30, 2016 (Revised)

Revenue	$ -	$ -	$ -	$ -

Operating expenses
General and administrative expense	58,555	4,525	137,283	20,447
Payroll expense	11,527	11,486	34,099	32,078
Rent expense	4,287	5,166	12,416	13,494
Professional and consulting fees	59,794	672,751	126,022	868,072
Depreciation expense	3,586	1,787	8,958	5,361
Total operating expenses	137,749	695,815	318,778	939,452

Operating Loss	(137,749)	(695,815)	(318,778)	(939,452)

Other income/expense
Interest expense	(5,228)	(5,559)	(13,878)	(16,590)
Amortization of debt discount	-	(6,875)	(21,508)	(20,625)
Gain on extinguishment of debt	-	-	6,716,358	-
Gain (loss) on derivative	-	(63,926)	(2,632,571)	10,948,770
Total other income (expense)	(5,228)	(76,360)	4,048,399	10,911,555
Income tax expense	-	-	-	100

Net income (loss)	$ (142,977)	$ (772,175)	$ 3,729,621	$ 9,972,003

Basic income (loss) per share	$ (0.00)	$ (0.02)	$ 0.10	$ .27
Weighted average common shares outstanding - basic	37,322,711	38,029,013	37,322,415	36,741,744

Diluted income (loss) per share	$ (0.00)	$ (0.02)	$ 0.05	$ 0.15
Weighted average common shares outstanding - diluted	37,322,711	38,029,013	76,399,311	66,132,544
	The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc. Condensed Statements of Cash Flows (Unaudited)
	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016
		(Revised)
Cash flows from operating activities:
Net income	$ 3,729,621	$ 9,972,003
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,958	25,986
Stock for services	-	780,142
Gain on debt extinguishment	(6,716,358)	-
Subscriptions payable for services performed	24,949	-
Amortization of debt discount	21,508
Gain (loss) on derivative liability	2,632,571	(10,948,770)
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	19,499
Decrease in related party payables	(2,000)	-
(Decrease) increase in accounts payable	(5,065)	2,676
Increase in accrued expense	14,486	9,444
Net cash used in operating activities	(291,330)	(139,020)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities
Proceeds from the sale of common stock and stock payable	729,705	109,500
Payments on convertible notes payable	(27,500)	-
Payments on equipment loan	(14,012)	-
Net cash provided by financing activities	688,193	109,500
Net increase (decrease) in cash	396,863	(29,520)
Cash at beginning of period	12,450	30,903
Cash at end of period	$ 409,313	$ 1,383

Supplemental schedule of cash flow information
Cash paid for interest	$ 1 ,962	$ -
Cash paid for income taxes	$ -	$ -
Supplemental schedule of non-cash financing activities
Equipment loan Common stock issued for subscirption payable	$ 35,970 $ 128,809	$ - $ -
Common stock issued for prepaid services	$ -	$ 1,000,000
The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

September 30, 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Interim Condensed Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2016 financial statements.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

September 30, 2017

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

Liabilities measured at fair value on a recurring basis are as follows at September 30, 2017 and December 31, 2016:

	Level 3 Carrying Value at
	September 30, 2017	December 31, 2016

Derivative liabilities:
Derivative Liability	$-	$4,083,787
Total Liabilities Measured at Fair Value	$-	$4,083,787

f. Cash and Cash Equivalents

The Company considers all deposit accounts and investment accounts with an original maturity of 90 days or less to be cash equivalents.

g. Property and equipment

Fixed assets are stated at cost.  Expenditure for minor repairs, maintenance, and replacement parts which do not

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

September 30, 2017

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

h. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement as follows:

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. During the nine months ended September 30, 2017 and September 30, 2016 there were 39,076,600 and 29,390,800 common stock equivalents from outstanding convertible notes included in the nine-month calculation.

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

k. Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815).”  The new standard amends the hedge accounting recognition and presentation requirements in ASC 815.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the timing of adopting the new guidance as well as the impact it may have on its consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

September 30, 2017

NOTE 3 - GOING CONCERN

The Company acknowledges that the funds on hand as of September 30, 2017, will not be sufficient and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,160,000 for the next twelve months. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - EQUIPMENT LOAN

In April 2017, the Company entered into an equipment loan to purchase a nitric oxide analyzer.  The analyzer is a highly technical analyzer that measures levels of nitric oxide and other gases at parts per million.  The analyzer is essential to accelerate and validate the development of the nitric oxide producing products under development.

The analyzer was purchased under an agreement whereby $10,906 was paid down with payments of $949 plus tax due for each of the twenty-four months.  At September 30, 2017 five monthly payments had been made, leaving a current liability of $9,399 and long-term liability of $12,558 under the agreement.  At the end of the twenty-four months, the Company has the option to extend the financing agreement for an additional eight payments.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at September 30, 2017.

NOTE 6 - COMMON STOCK

Previous to 2017, the Company committed to issue 75,000 shares of common stock for having received $24,675 pursuant to various stock subscription agreements.  Two of these agreements that had not yet been fully funded expired in August 2017.

In February 2017, the Company entered into a stock subscription agreement with an investor for them to invest up to $700,000 to purchase up to 2,800,000 shares of common stock at a price of $0.25 per share.  The agreement has a maturity date of February 1, 2018. At September 30, 2017 the Company had received $665,700 under this stock subscription agreement.  Also in February, 2017, a second agreement with this same investor allows them to invest up to $20,000 to purchase up to 80,000 shares of common stock at $0.25 per share.  The second agreement has a maturity date of December 20, 2017. At September 30, 2017 the Company had received $19,000 under this stock agreement.

In September 2017, the Company entered into a stock subscription agreement with an investor for them to invest up to $400,000 to purchase up to 1,600,000 shares of common stock at a price of $0.25 per share. The agreement has a maturity date of September 20, 2018.  At September 30, 2017, the Company had received $45,000 under this stock agreement.

Previous to 2017, the Company entered into an agreement with their Chief Financial Officer whereby it issues shares of restricted common stock rather than paying cash for the services performed.  During the nine months ended September 30, 2017, under the terms of that agreement, the valuation of the shares earned, but unissued, is $24,949 in services provided, which amount is shown in the financial statements as a subscription payable.

On August 18, 2017, the Company issued 500,525 shares of restricted common stock to fulfill its obligations under stock subscription agreements.  Of the stock issued, 494,274 shares were issued at $0.25 per share and 6,250 shares were issued at $0.40 per share pursuant to their respective stock subscription agreements.  Additionally, the Company has stock subscription agreements still open with unfunded amounts of $390,094 which equal 1,560,377 shares of common stock that are open to be purchased.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

September 30, 2017

As of the September 30, 2017, the stock purchase agreements and services agreements stated above have resulted in stock subscriptions payable balance of $650,520, which equate to 2,612,848 shares of common stock to be issued.

NOTE 7 – CONVERTIBLE NOTES AND DERIVATIVE LIABILITY

The Company adopted ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The exercise prices of the newly issued and outstanding warrants are subject to

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

$100,000 Convertible Promissory Note

On November 12, 2012, the Company issued a $100,000 convertible promissory note to SCS as compensation for services provided and to be provided during the period April 1, 2012 through March 31, 2013.  The note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion.  On September 27, 2013, the Company amended the note to include a conversion price of $0.01 per share for all unpaid principal and interest.  This note does not contain price protection feature and therefore, was not treated using derivative accounting.  The noteholder advanced an additional $79,810 during the year ended December 31, 2016.  As of September 30, 2017 and December 31, 2016 the principal balance of the note was $179,810 and $100,000.  The interest accrued, but unpaid, was $31,033 and $26,332, respectively.

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

These actions taken by the Company to amend the note, resulted in recording a $2,632,571 loss on derivative and a gain of $6,716,358 on extinguishment of debt to remove the derivative liability, both of which were recognized in the three month period ended March 31, 2017.  The balance of this note was $130,100 at September 30, 2017 and December 31, 2016 with accrued interest balances of $44,706 and $39,748, respectively.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

September 30, 2017

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

During the year-ended December 31, 2016, the Company repaid $27,500 of principal. The remaining principal balance of $27,500 was repaid during the period ended March 31, 2017.  The remaining debt discount which was recorded at origination of the note has been amortized.  The debt discount balance at March 31, 2017 and December 31, 2016 were $0 and $21,508, respectively.  The repayment of the note resulted in a gain on the change in derivative of $11,810 during the period ended September 30, 2017.

During the nine months ended September 30, 2017 we had the following activity in the amounts related to our derivative liabilities, as summarized in the table below:

			Loss(Gains) on
	Derivative	Debt	Derivative
	Liability	Discount	Liability

Balance at December 31, 2016	$ 4,083,787	$ (21,508)	$ -

Gain (Loss) on derivative liability	2,632,571	-	2,632,571
Gain on debt extinguishment	(6,716,358)		-
Amortization of debt discount to interest expense	-	21,508	-

Balance at September 30, 2017	$ -	$ -	$ 2,632,571

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

September 30, 2017

NOTE 9 – REVISION OF PRIOR QUARTERS FINANCIAL STATEMENTS

During the audit of the Company’s financial statements for the year ended December 31, 2016, the Company identified an error relating to the accounting treatment of a convertible note.  The note was not accounted for using derivative accounting treatment. The effect of error is to increase the gain on change in the derivative liability for the periods ended September 30, 2016.

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

As a result of the aforementioned correction of accounting errors, the revised prior unaudited financial statements have been revised.  During the nine months ended September 30, 2016 there was a gain on derivative of approximately $55,368.  The effect of these changes is as follows:

Effects on financials for the three months ended September 30, 2016:

	For the Three Months ended September 30, 2016
Consolidated Statement of Operations	As Previously Reported	Adjustments	As Revised

Gain (loss) on derivative	$(8,558)	$(55,368)	$(63,926)

Total other income (expense)	(20,992)	(55,368)	(76,360)

Net income (loss)	(716,807)	(55,368)	(772,175)

Net earnings (loss)per share-basic	(0.02)		(0.02)

Weighted average common shares outstanding- basic and diluted	38,029,613		38,029,013

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

September 30, 2017

Effects on financials for the nine months ended September 30, 2016:

	For the Nine Months ended September 30, 2016
Consolidated Statement of Operations	As Previously Reported	Adjustments	As Revised

Gain (loss) on derivative	$133,874	$10,814,896	$10,948,770

Total other income (expense)	96,659	10,814,896	10,911,555

Net income (loss)	(842,893)	10,814,896	9,972,003

Net earnings per share-basic	(0.02)		0.27

Weighted average common shares outstanding- basic	37,115,307		36,741,744

Net earnings per share- diluted	(0.00)		0.15

Weighted average commons shares outstanding- diluted	37,115,307		66,132,544

	For the Nine Months ended September 30, 2016
Consolidated Statement of Cash Flows	As Previously Reported	Adjustments	As Revised

Net income	$(842,893)	$10,814,896	$9,972,003

(Gain) on derivative liability	(133,874)	(10,814,896)	(10,948,770)

NOTE 10 - SUBSEQUENT EVENTS

On October 26, 2017, the Company issued 320,000 shares of restricted common stock in partial fulfillment of its obligations under the $700,000 stock subscription agreement.  The shares were issued at the conversion price of $0.25 per share, pursuant to the stock subscription agreement.

The Company has evaluated all other subsequent events pursuant to ASC Topic 855 and has determined that there are no other events that require disclosure as of the date of issuance.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2017, we had assets of $459,408 with current assets of $409,313 and liabilities of $414,433. Our current assets consisted of cash in the amount of $409,313.  Our working capital at September 30, 2017 was $7,438.  We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses.  Without additional capital, we will not be able to stay in business and move our business plan forward. We anticipate, based on our preliminary budgets, that we will need $250,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $950,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders.  At this time, we have a stock subscription agreement under which the investor has the right to purchase up to $700,000 of restricted common stock at a price of $0.25 per share.  An additional stock subscription agreement was entered into in September 2017 under which the investor has the right to purchase up to $400,000 of restricted common stock at a price of $0.25 per share.  During the nine-month period ended September 30, 2017, we received proceeds of $729,705 under these agreements.  We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

For the three months ended September 30, 2017 and September 30, 2016, we had no revenues and operating expenses of $137,749 and $695,815, respectively.  For the three months ended September 30, 2017, we had a net loss of $142,977. This compares to a net loss of $772,175 for the three months ended September 30, 2016.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital beyond the $700,000 and $400,000 stock subscriptions earlier mentioned.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

For the nine months ended September 30, 2017 and September 30, 2016, we had no revenues and operating expenses of $318,778 and $939,452, respectively.  For the nine months ended September 30, 2017, we had net income of $3,729,621 resulting from the recognition of a non-cash $2,632,571 loss on derivative and a $6,716,358 gain on extinguishment of debt.  This compares to a net loss of $9,972,003 for the nine months ended September 30, 2016.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital beyond the $700,000 and $400,000 stock subscriptions earlier mentioned.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2017. Based on this evaluation, our management concluded that, as of September 30, 2017, our internal controls over financial reporting were not effective to provide reasonable assurances based on the above criteria.  The following aspect of the Company’s internal control was noted as a potential material weakness.

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

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2017, we have not purchased any equity securities nor have any officers or directors of the Company.

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

November 14, 2017

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive

November 14, 2017

By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting

       Officer