Form 10-K
period 2017-12-31
Nu-Med Plus, Inc.
filed 2018-04-03
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-54808

NU-MED PLUS, INC.

(Exact name of registrant as specified in charter)

Utah

45-3672530

(State or other jurisdiction of

(I.R.S. Employer I.D. No.)

incorporation or organization)

Issuer's telephone number, including area code: (801) 746-3570

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

Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: At June 30, 2017, the Company’s last sale price of its stock was $0.20 resulting in an aggregate market value of our common stock held by non-affiliates of $3,807,573.

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

Class

Outstanding as of March 31, 2018

37,563,125 shares of $0.001 par value common stock on March 31, 2018

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

Corporate History

NU-MED PLUS, INC., a Utah corporation (“NU-MED” or the “Company”) was incorporated in October 2011 in the state of Utah to develop, manufacture and market new technologies utilizing nitric oxide in the medical device field, primarily through the creation of a nitric oxide generating compound formulation and delivery systems.  To date we have developed a hospital nitric oxide delivery system, a clinical nitric oxide delivery system, a mobile rechargeable device to deliver nitric oxide gas, and a nitric oxide system that can be used for research applications. NU-MED is headquartered in Salt Lake City, Utah.

EMERGING GROWTH COMPANY STATUS

As part of the Jumpstart Startups Act of 2012 (“JOBS ACT”), companies with less than $1.0 billion in gross revenue can qualify as an “emerging growth company.”  We will qualify as an emerging growth company as defined in the JOBS Act, and, as such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (ii) reduced disclosure obligations regarding executive compensation in our periodic and annual reports, (iii) not being required to comply with certain new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, and (iv) not being required to obtain stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of the reduced disclosure obligations.  Additionally, we qualify as a “Smaller Reporting Company” and also have the advantage of not being required to provide the same level of disclosure as larger companies.  Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed one billion dollars, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common units that are held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.  At this time, we expect to remain both a “Smaller Reporting Company” and “Emerging Growth Company” for the foreseeable future.

Business

NU-MED is a medical device company principally engaged in the design, innovation, development, enhancement and commercialization of beginning, early, and selective later-stage quality medical devices. The mission of NU-MED is to design, develop, and market technologies utilizing nitric oxide in the medical device field. Our technologies will focus on market niches in high growth trend areas.  Our products are developed to target a current need in medical procedures by improving upon an existing technology or device or by designing a device to serve a currently unfilled need that is clearly defined and acknowledged by medical professionals. Our focus has been on the creation of a nitric oxide generating formulation, a hospital bedside nitric oxide delivery system and a mobile rechargeable device to deliver nitric oxide gas to offer solutions to hospitals, health systems and the medical community throughout the world.

Prior to the founding of NU-MED PLUS, our core team Jeff Robins, William Moon, and Dr. Craig Morrison investigated, researched, and worked on initial formulations of a conceptual product to convert nitric oxide from a proprietary formulation to a gas used in the medical field. Based on our team’s backgrounds in the field of mechanical engineering, chemistry and medicine it was determined a potential niche market existed and the conceptual proprietary product could possibly be created.  From this initial research and some initial testing, our team believed we could create a mechanical device that could deliver nitric oxide to medical patients and use a new formulation of nitric oxide that, when combined with the new delivery device, could be accomplished in a more economical method than those currently in existence.  NU-MED PLUS was incorporated and an initial private placement was completed to raise capital to create a small lab and purchase equipment and chemicals to start working on testing the theories of the founding team. Even with almost a year of working on the proposed product and formulation, NU-MED has, since its inception, developed and is currently ready to begin the testing phase, prototype units for a hospital delivery system, a clinical delivery device, a portable rechargeable unit, and a compound which generates nitric oxide on demand.  This has been accomplished despite the lack of sufficient funding, which has required  team members, including William Moon and Tom Tait, to work in a part-time capacity for NU-MED as they continue to work for other organizations.  NU-MED has verified that all consultants and part-time employees are permitted to work on NU-MED’s project without violating other employment commitments.

 The core of the initial product embodiment was the development of a delivery system to deliver a metered dose of nitric oxide to a patient. Our device differs from the delivery device currently used in that it can deliver nitric oxide gas from a compressed gas cylinder, as does the competitive system, or deliver nitric oxide generated from our proprietary nitric oxide generating compound.  Compressed gas cylinders are costly, difficult and expensive to transport, and face significant shipping restrictions.  The initial goal of developing a kinetically controlled proprietary chemical nitric oxide generating mixture and the concomitant delivery device has been realized. The chemical mixture is and will remain proprietary; however, the mechanical delivery device has been issued a US patent.

During research and development, additional nitric oxide generation and delivery technologies were discovered that could potentially allow a more rapid path to FDA approval of final products for the market place. Nu-Med is currently researching and developing these technologies and has built and tested proof of concept prototypes and full engineering mockups. We are now engaged in producing a final unit for testing with the goal of an FDA 510(k) submission. Nu-Med has applied for a patent to protect these new technologies.

The testing and optimization may take an unknown direction that will necessitate changes in the anticipated design of the mechanical delivery apparatus.  Additionally, unforeseen delays can hamper development timelines. Management believes it will take some time before a product will be finalized and testing completed.  Until a final product is completed and testing done, no assurance can be given that we will be able to complete the product or achieve the costs savings for the patient.

Our initial goal for the delivery system development was to design and build a manufacturing prototype for internal testing.  This unit was designed with the objective of reducing the high cost patients and insurance companies are currently required to pay for nitric oxide delivery, and to provide an alternative source of nitric oxide through the use of a nitric oxide generating compound.  Current use of nitric oxide is severely restricted, used only in the most extreme cases.  Reducing the cost of delivery will greatly expand the use of nitric oxide, both for the treatment of patients and for research work.

Research has indicated the potential beneficial results of using nitric oxide in the treatment of a number of illnesses for which the FDA has not currently approved its use.  These include, but are not limited to, COPD, asthma, cystic fibrosis, tuberculosis, malaria, ventilator acquired pneumonia, and the treatment of blood prior to transfusion, to name but a few.  Due to the high cost of nitric oxide, research in these areas has been limited.  Our system would significantly reduce the cost of nitric oxide delivery, enabling research on these and other areas.

Due to the costs of testing and FDA approvals, we do not anticipate moving beyond our lab testing for at least the next year or longer.  Additionally, we would need to raise substantially more capital for further testing and hire third party laboratories to move beyond the initial development and testing phase.

Products

Nitric oxide is an extremely important bio-mediator in the human body that is produced from the amino acid l-arginine.  Nitric oxide has anti-inflammatory properties, antibacterial, antiviral and antifungal properties which make it useful in certain medical treatments. At the present time inhaled nitric oxide (INO) is used as a selective vaso-dilator in infants. The only currently FDA approved use of nitric oxide at this time is Hypoxia in premature infants and newborn babies. Management is not aware of any other potential uses of nitric oxide that have been cleared by the FDA, but this may change as new submittals are made. The heavy costs of delivering nitric oxide to patients have created limitations in the use of nitric oxide. As an additional motivation to reduce these costs, discoveries that have occurred since the first FDA approved use of nitric oxide in 1999 have led to new potential uses, which still need FDA approval, in a wide variety of diseases and health complications, including COPD, flu viruses, bacterial infections, tuberculosis, head injuries and much more. NU-MED hopes to take advantage of the expanding medical uses of nitric oxide and the current high costs of delivering nitric oxide by developing a new generated nitric oxide method that reduces the delivery costs and can be used in a variety of medical and research settings.  Given NU-MED’s size, we do not anticipate being involved in any studies on new uses of nitric oxide and will rely on other parties to continue to advance the uses of nitric oxide.

NU-MED PLUS has focused on the development of five distinct products for the delivery of nitric oxide. NU-MED products have not been fully developed; therefore we have not made any submission for FDA approval under any medical use.

1.

Nitric oxide proprietary formulation.

2. A hospital delivery device with controls and safety monitors built in that delivers inhaled nitric oxide to a patient at therapeutic levels.  This delivery system is intended for hospitals specifically intensive care units. The goal is to have a system that delivers a metered therapeutic dose (up to 40 ppm) of nitric oxide via a ventilator. The core technology allows dilution of nitric oxide to therapeutic levels to be accomplished without the use of injectors or valves. Safeguards such as concentration monitoring, flow and gas purity would be standard.

3.  A clinical delivery unit that is designed for treatment in an office or physician’s clinic. A unit powered by a wall outlet, administration of the nitric oxide would be via cannula or non-rebreather face mask

4. A compact, mobile/portable rechargeable device to deliver inhaled nitric oxide gas.  The portable system necessitates a design which can be deployed where a reliable source of power is not available or is difficult to access. The key feature is a rechargeable battery pack that powers the unit for the full duration of a therapeutic session. It can be recharged using existing electrical sources, a solar array or other alternative energy source. The unit is designed as a low power but fully functional nitric oxide delivery system for inhalation therapy, that can be used as a transport device during the movement of a patient or as a delivery device in those remote areas of the world that do not currently have electrical power readily available.

5. A unit that is one of the world’s first nitric oxide dilution systems designed for research. A patent pending technology utilizes pure 100% nitric oxide from a pressurized tank source and dilutes it with air or other non-reactive diluent gas to provide a 1 to 500 ppm source of high purity nitric oxide for investigational applications.

The principal gas we aim to generate through each of our systems described above is medical grade nitric oxide, along with other various combinations of beneficial medical gases. Non-medical grade nitric oxide gas is produced and sold commercially by major gas companies as a specialty gas mixture and calibration gas.  Nitrogen dioxide is present in all nitric oxide gas currently produced.  Its presence limits the size of the dose of nitric oxide gas that can be administered for prospective uses in both humans and animals.

A longer-term goal is to further develop our proprietary compound formulation option that will be utilized to produce medical grade nitric oxide for use in all delivery units. Management believes that with the further refinement of our formulation, we can make and filter medical grade nitric oxide gas with minimal amounts of nitrogen dioxide, and that this process can produce medical grade nitric oxide gas in ample quantities for any current or prospective use and hopefully at a price less than that of all currently available technologies.  Management believes the only approved and available medical grade nitric oxide source is a product named Inomax. Since this is a single source market there is no price competition and price is set at a "market can bear" level. We believe, given this structure, there is ample room for a competitive response from NU-MED using on site generated nitric oxide at a lower cost to penetrate the market. The cost of materials and labor for the NU-MED product is anticipated to be low, providing attractive margins. Our product must have a known shelf life and be available in various configurations to yield known concentrations and volumes of gas.  Packaging is a critical developmental process that we will address after completion of our formulation.

We approximate that non-clinical laboratory sales could take place earlier than United States Food and Drug Administration (“FDA”) approval. Management anticipates that selling our units earlier into the market as laboratory equipment or to international groups will pave the way for sales of our medical delivery devices, but any financial contributions from intellectual property licenses and sales, non-medical sales will not be adequate to fund the substantial costs of the FDA approval process for human medical uses.  Even with sales to laboratories or other uses, we will require additional funding, which we currently do not have in place and cannot say that we will be able to obtain, or to obtain at acceptable rates.

All human medical uses of nitric oxide gas require FDA approval prior to initiating sales in the United States and the approval of similar international agencies in their respective countries.  Approval can be a long and expensive process, with no assurance that any such approval can or will ever be obtained. Our products from the compound formulation for nitric oxide to our delivery machines will have to be approved by the FDA prior to any sales for human use.  Although the FDA can approve “uses” for nitric oxide and such uses can be expanded, our products, both the formulations and equipment, would also have to be approved to be used in association with the treatment using nitric oxide.  Accordingly, although the “uses” of nitric oxide such as its use for hypoxia in newborns is already approved by the FDA, we still would need to have our machine and compound approved by the FDA for such treatment.  Although having the “use” of nitric oxide would reduce our overall costs as we would not have to prove the efficacy of the treatment but only that our product and compounds are “substantially equivalent” to those already approved by the FDA.  Even this level of approval requires time, carried substantial costs, and creates additional uncertainty as to our ability to bring a product to the marketplace.  We currently do not have the funds to seek such an approval.  Our focus over the next twelve months will be on continuing development and patent applications.

Current Product Development Status

Hospital NO Unit. Our team has created an initial prototype which is a ready for use as a hospital Nitric Oxide gas delivery system which delivers a continuous intra-breath concentration of therapeutic NO to patients who are on a ventilator in a hospital setting. This machine is only in the prototype stage and we are performing internal testing on the accuracy of the machine and dosage prior to moving forward with any animal or human tests.  With any medical product, it will take years of refinement and testing before the product is ready for market.

Clinical delivery system. The clinical system is a simplified version of the hospital unit.  While it can be used in a hospital setting it was designed to be operated and used in a less medically intensive environment, such as a doctor’s office or physician’s clinic. It is a smaller and more portable unit, lending itself to clinical use on an as needed basis, rather than full-time use for which the hospital unit is designed.  Administration is via nasal cannula or non-rebreather face mask. Similar to a dialysis center conept patients would be treated with nitric oxide on as needed basis.

Portable Delivery System. Nu-Med has also developed a prototype lightweight Portable NO Delivery System that can be worn comfortably by patients outside of the hospital setting for underserved chronic therapies, and for applications within the United States and in developing nations. This product has the capability to deliver high purity NO to the patient at prescribed intervals or 24 hours per day at controlled doses by means of a nasal cannula or a face mask. As with our hospital unit, we are in the preliminary testing phase and do not anticipate any commercialization in the near future.

Reagent Delivery. During development of the Nu-Med line of medical nitric oxide delivery systems it was discovered that a system could be built that would provide the research community with a variable concentration source of nitric oxide for experiments. A preliminary system has been built that can provide a wide range of concentrations and flow rates of NO.  We expect commercialization of this product in the coming year.

Future Product Development. Utilizing our core technology, our newest product to be investigated is a one-time Single Treatment Disposable unit which will give rapid access to short term NO treatment. The entire unit is disposed of after treatment and is unique in the market, with no competitive product available. We also are investigating a Wound Healing System which may reduce the loss of a partial or full foot for diabetics by healing wounds and sores caused by their disease.

Existing Clinical Applications of Inhaled nitric oxide and Potential Markets

Nitric oxide can be safely inhaled, utilizing our delivery device, thru a ventilator, face mask, by nasal cannula, or via an endotracheal tube. An ideal inhaled NO delivery device requires delivery synchronized with respiration and minimal production of NO2 and should be simple to use with full monitoring capacity (high and low alarms and precise monitoring of NO, NO2, and O2).  Our delivery devices were designed with all of these requirements in mind.  As a result, we believe it will be the best and most efficient delivery system available when it is commercialized.

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

Competition

Large companies with established brand names have a distinct advantage in the medical device arena. The cost of developing a product, followed by the costs of testing and licensing, favor larger, well financed and established companies.  It will be difficult for NU-MED to compete in this industry and we will be required to focus on the niche products, if we hope to be able to compete. The number of companies that have a product or products involving nitric oxide and free radicals is quite large and difficult to determine precisely as this is not the focus of these companies.

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

Mallinckrodt Inc. acquired the only company with an FDA approved nitric oxide (INOMAX) delivery system for use in medical facilities. The FDA approval is limited to the treatment of persistent pulmonary hypertension in newborns (PPHN). Mallinckrodt Inc. has submitted several other specific medical uses of nitric oxide to the FDA for approval. The INOMAX system consists of a pressurized tank source of nitric oxide gas and a delivery and monitoring system and is intended for non-portable hospital use.

GeNO LLC is a technology company focused on their GeNOsyl Nitrosyl system of nitric oxide generation and delivery. This is a unique patented system based on the conversion of nitrogen dioxide/dinitrogen tetroxide to pure nitric oxide. Several delivery platforms have been submitted for FDA approval.  The FDA has approved the Genosyl Advanced Delivery System (ADS) for use with neonates.

GeNOsys Inc. is a technology startup that is developing an on-demand nitric oxide source. The product is described as being able to replace pressurized tank sources of nitric oxide. There are currently no FDA filings.

AIT Therapeutics (AITB) is a company that has acquired a technology that produces nitric oxide from electrical discharge through air. They are currently in clinical trials testing the product for use in the treatment of cystic fibrosis.

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

Employees

The Company currently has two employees and relies on its officers and consultants for most of its activities.

Description of Property

NU-MED’s corporate office is at 455 E 500 S, Suite 203, Salt Lake City, Utah 84111.  Our R&D facility is located at 1266 S 1380 W Orem, Utah 84058.   We pay rent of $950 per month for the corporate office and $525 per month for the R&D facility.  Our office rent increases to $978 per month effective March 1, 2018. Until we expand our operations the executive office arrangement will provide us the flexibility to expand our corporate offices as needed without being committed to long term overhead or office space we currently do not need.  Our office lease is on a 6-month term, while our laboratory lease is on a month to month basis.  Management believes these facilities will serve our purposes for at least the next twelve months.

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

The following is a brief summary of applicable governmental regulations to which we may be subject in our planned business operations related to the use of our products in the medical field.  It should be noted that the application for

FDA regulatory approval of our devices is a long and costly pathway.  As we do not currently have the capital to engage in any regulatory approval, , for the foreseeable future we will be focused on the development of our technology and additional patent applications.

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

European countries generally follow the same procedures.  The European Union has established a unified filing system administered by the Committee for Proprietary Medicinal Products ("CPMP") designed to reduce the administrative burden of processing applications for pharmaceutical products derived from new technologies. Following CPMP review and approval, marketing applications are submitted to member countries for final approval and pricing approval, as appropriate.  In addition to obtaining regulatory approval of products, it is generally necessary to obtain regulatory approval of the facility in which the product will be manufactured.  The approval process for medical devices in Europe is similar but is administered by private certification organizations known as Notified Bodies, which are accredited by each member state of the European Union.  The receipt of regulatory approvals often takes several years, involves the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials.  On occasion, regulatory authorities may require larger or additional studies, leading to unanticipated delay or expense. There can be no assurance that any approval will be granted and, even if granted, such approval may be withdrawn if compliance with regulatory standards is not maintained.  In addition, the regulatory approval processes for products in the U.S., European countries and other countries around the world are undergoing or may undergo changes, and we cannot predict what effect any changes in the regulatory approval process may have on our business.

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

Class II devices are those higher-risk devices for which general controls alone have been found to be insufficient to provide reasonable assurance of safety and effectiveness, but for which there is adequate information available to establish special controls. Special controls may include performance standards, design controls, and post-market surveillance programs. In addition, most Class II devices require FDA clearance of a premarket notification application (PMA or 510(k)) before the device may be marketed. In the 510(k) applications, the medical device manufacturer must provide data to demonstrate that the new device is “substantially equivalent” to a legally marketed device. Although substantial equivalence can usually be demonstrated on the basis of bench and animal testing alone, approximately 10% of 510(k) applications include clinical data.

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

The company must also negotiate agreements with each clinical site addressing the many issues associated with the clinical trial. In addition to the study costs/reimbursement (per-patient enrolled and overhead), these agreements typically include indemnification and the assignment of ownership rights of new discoveries (intellectual property) made in the course of the study. The resources required at each center to perform the high-quality research necessary for a PMA protocol are formidable. Pivotal studies required for a PMA application are typically large multicenter randomized trials and often represent the largest commercial risk and expense in the device development process. In addition to obtaining an IDE from the FDA and formally recruiting clinical sites, it also includes engaging a contract research organization (CRO), core laboratories, formation of a data safety monitoring board (DSMB), and an executive committee.

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

Concentration of Customers

Currently we do not have any customers and will not have any customersuntil our product is through the development stage and testing stage.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

Presently we have 1 patent approved and 1 patent pending for our Nitric Oxide systems and we hope to file additional patents for our products which will help us build a strong IP portfolio and value for our company and our shareholders.  Our approved patent covers Gas Generator #62-014866 and our patent pending covers Controlled Delivery of Medical gases using Diffusion Membrane #14529112. We are also pursuing a proprietary protection strategy of our key formulations and methods for further strengthening the overall Intellectual Property portfolio.  We have no trademarks.  We also have no franchises, concessions, royalty agreements or labor contracts.

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

NU-MED is a medical device development company focused on the development of systems for the delivery of nitric oxide.  NU-MED is currently undercapitalized and is relying on equity and debt investments to continue operations.   We have identified the products we want to develop and market. We  have moved forward in the design and development stage with these products.  Given that we will be producing a medical device, it may take years of testing before we are able to start selling our product and we will need more capital infusions to get the product developed and to market.  Investors in NU-Med would be placing their money in a company with some developed products which are potentially years away from being able to sell and with no support for the eventual commercial application or market for the product.  Given the uncertainties facing the company, investors should look to an investment in NU-MED as highly speculative and risky with a high probability of losing their entire investment.

We are still in the product development phase of our operations, so the ultimate success of our products is unknown.

NU-MED is a development-stage  business.  NU-MED has focused on the development of medical products which requires extensive capital investment and can be a very lengthy process subject to extensive regulatory approval. The ultimate success of NU-MED and its products is very uncertain.  Investors will therefore be placing their money in an undercapitalized company with no proven operations.

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

We have note payables which may be converted into shares of our common stock.  Two of the notes, with total principal balances of $230,100 are convertible at $0.01 per share of principal and interest.  With approximately $230,100 in principal and $81,944 in accrued interest on the notes, if the notes and accrued interest are converted, over 31,204,400 additional shares would be issued.  If all of the notes and accrued interest were converted into shares of our common stock, investors would suffer substantial dilution to their ownership percentage in NU-MED and to their overall value.  We would expect any issuance to be very dilutive to current investors, resulting in potential loss of value to the investors.

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

Employees

The Company currently has two  employees and relies on its officers and consultants for most of its activities.

ITEM 2. PROPERTIES

NU-MED’s corporate office is at 455 E 500 S, Suite 203, Salt Lake City, Utah 84111.  Our R&D facility is located at 1266 S 1380 W Orem, Utah 84058.   We pay rent of $950 per month for the corporate office and $525 per month for the R&D facility.  Effective March 1, 2018 the monthly rent for our office increases to $978 per month. The executive office arrangement will provide us the flexibility to expand our corporate offices as needed, without being committed to long term overhead or office space we currently do not need.  Our executive office lease is for a term of six months and our laboratory lease is on a month to month basis.  Management believes these facilities will serve our purposes for at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

In December 2017 the Company reached a settlement of the legal action filed against its former CFO. Under the settlement agreement, each party agreed to pay its own legal expenses and the former CFO agreed to return 499,144 shares of common stock.  Upon receipt the shares returned were cancelled, reducing the total number of shares issued and outstanding.

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

Quarter Ended

High Bid

Low Bid

December 2017

$0.40

$0.30

September 2017

$0.39

$0.18

June 2017

$0.40

$0.151

March 2017

$0.40

$0.20

December 2016

$0.55

$0.25

September 2016

$0.40

$0.25

June 2016

$0.50

$0.30

March 2016

$0.94

$0.40

At March 30, 2018, the Company had approximately 140 shareholders of record.  As of March 30, 2018, the Company had 37,563,125 shares of its Common Stock issued and outstanding.

Transfer Agent

NU-MED’s transfer agent is Issuer Direct Corporation, 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117; telephone number 801-272-9294.

Recent Sales of Unregistered Securities

In January, February and September 2017, the Company entered into three stock purchase agreement under which the buyer may purchase up to $20,000, $700,000 and $400,000, respectively, in shares of common stock at $0.25 per share.  If the buyer purchases the maximum allowed under the agreement, 4,480,000 shares of common stock would be issued in fulfillment of the Company’s obligation under the agreement.  We have received $19,000, $693,605 and $60,000 under these agreements, respectively.  During 2017 we issued 76,000 shares of common stock in satisfaction of our obligation under the $19,000 received on the $20,000 stock subscription agreement and 40,000 shares of common stock in satisfaction of $10,000 in funding received from the $700,000 stock subscription agreement.  As of December 31, 2017 we have the obligation to issue 2,734,422 shares of common stock in satisfaction of the remaining $683,605 in funds received against the $700,000 stock subscription agreement and 240,000 shares of common stock in satisfaction of the $60,000 in funding received from the $400,000 stock subscription agreement.

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

a. Estimates

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

b. Fair Value

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

All cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the short-term nature of these financial instruments.  Additionally, we measure certain financial instruments at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are as follows at December 31, 2016 and 2017:

December 31, 2016	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$4,083,787	$-	$-	$4,083,787
Total Liabilities Measured at Fair Value	$4,083,787	$-	$-	$4,083,787

December 31, 2017	Total	Level 1	Level 2	Level 3

Liabilities
Derivative Liability	$-	$-	$-	$-
Total Liabilities Measured at Fair Value	$-	$-	$-	$-

c.  Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares

Recent Accounting Pronouncements

The Company has reviewed all FASB-issued ASU accounting pronouncements and interpretations thereof that have effective dates during the period reported and in future periods.  The Company has carefully considered the new pronouncements that alter previous GAAP and does not believe that any new or modified principles will have a material impact on the company’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of the Company’s financial management and certain standards are under consideration.

Plan of Operations

NU-MED is focused on the development of medical devices with the first product aimed at the delivery of nitrogen oxide to patients.  NU-MED believes the current delivery systems and supply of nitrogen oxide are costly and creates an opportunity to develop nitric oxide delivery devices can utilize cheaper delivery devices for nitrogen oxide.  In an effort to develop products, shortly after the founding of NU-MED management raised initial capital to be able to establish a lab and purchase equipment to work on the initial designs for a new medical device to deliver nitrogen oxide.

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

Management believes, with the costs to develop new technology and receive FDA regulatory approval for those devices, it is important to divide the capital needs into phases to be able to track development progress and anticipate capital needs better.  Rather than trying to raise a larger amount of capital upfront, which management felt would result in higher dilution than otherwise would be required, management has chosen to raise capital in tranches as product development progresses.  With the first phase of establishing a lab and  initial design completed and with prototype development continuing, management anticipates having to seek additional capital in the near future to continue  further development and testing for FDA application..  The exact amount of capital and the time frame to continue the development of the products is still unknown as management continues to modify current designs and development.  Management believes it may take some time before a commercial product is able to be marketed and will have to rely on outside funding to support operations through not only the development and testing phases, but the licensing phase and initial marketing cycles.

Liquidity and Capital Resources

At December 31, 2017, we had assets of $406,719 with current assets of $360,210 and liabilities of $327,910. Our current assets consisted of cash in the amount of $351,043 and prepaid expenses in the amount of $9,167.  At December 31, 2016, we had current assets of $12,450 all of which was cash, and liabilities of $4,474,833. We currently have sufficient cash to pay ongoing expenses for the next six months, after which we will have to rely on loans from shareholders to cover expenses.  Without additional capital, we will not be able to stay in business and move our business plan forward.  During the year ended December 31, 2017, we entered into stock subscription agreements in the amount of $20,000, $700,000 and $400,000, under which we have drawn $872,605. We currently have no commitments beyond this stock subscription for the needed capital. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales and potential loans from investors and shareholders.  If we are unable to raise additional capital, we will be forced to suspend operations until such capital can be raised or go out of business.  We cannot project the full costs to bring our proposed product to market or the timing of such commercialization.  Given that our product is in the medical field, testing is very expensive and we will need additional capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the year ended December 31, 2017, we had no revenues and operating expenses of $466,519, gain on derivative of $4,083,787 and interest expense of $18,880 resulting in a net income of $3,577,002 compared to a net income for the year ended December 31, 2016 of $9,652,488 which resulted from a $10,944,813 gain on derivative. Excluding the gains on derivative, we generated net losses of $506,785 in 2017 and $1,292,325 in 2016.We will continue to experience operating losses as we move forward with patent filings and retain additional consultants to assist with ongoing development work.  We were able to utilize our stock to pay for many of the consultants which has allowed us to preserve our limited cash.  We anticipate losses to continue for the foreseeable future and for the losses to increase as we hire personnel and move into more development and testing phases of our proposed products. Additionally, we are preparing patent applications which will require additional capital to pay for outside attorneys and consultants.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.

Non-cash:  Gain on Derivative

In 2013 the Company entered into a convertible promissory note that contained a price protection clause, which made the note a derivative financial instrument.  The price protection clause provided for a variable conversion rate rather than a fixed rate, which required it be accounted for under derivative accounting.  Accounting for a derivative requires that the financial obligation be evaluated at the close of each quarter, based on the stock closing price at the end-of-quarter date, and record the resultant gain or loss for the reporting period based on that valuation.

On 2015, the Company received $55,000 for which it issued a convertible note payable with a maturity date of November 18, 2017, unsecured and convertible into shares of common stock at $0.25 per share with a price protection provision to adjust to a lower conversion price.  As the note carried no rate of interest, during 2015, 50,000 shares of restricted common stock were issued in consideration.  In December 2016 and January 2017, payments of $27,500 each were made against the note, extinguishing all obligations, and the note was retired.

We had a gain on derivative liability of $4,083,787 during the year ended December 31, 2017, compared to gain of $10,944,813 for the year ended December 31, 2016.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - 2013.  Based on this evaluation, our management concluded that, as of December 31, 2017, our internal controls over financial reporting were not effective to provide reasonable assurances based on the above criteria.

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

Name	Age	Title
Jeffrey L. Robins	69	CEO, Director
William G. Moon	68	Vice President of Technology/Operations, Director
Dr. Craig Morrison	73	Director
Tom Tait	60	Director, Vice-President of Scientific Advancement
Dr. Brett Earl	46	Director, Vice-President of Medical Marketing
Keith Merrell	72	Chief Financial Officer

•

Jeffrey L. Robins: President/CEO.  Mr. Robins has 30 years of senior management experience in high technology companies coupled with 15 years of engineering leadership experience.  For the past 10 years, Mr. Robins has been a management consultant for his private consulting company Robins Resource Associates.  Through his consulting company, Mr. Robins served as COO of Asta Ltd until 2017   Mr. Robins served as VP of Operations at TSCO CO., Inc. until 2006 where he was a member of the Executive Staff with responsibilities for accelerated new product development and operations management. Mr. Robins has extensive global experience, including Operations Senior Director at Fujitsu Microelectronics, where he was responsible for foundry services, product development and two wafer fabrication plants from start up to full production and ultimately having P&L responsibility for a $450 million operation. He was Fabrication Director of Operations at International Rectifier and has held various positions at Intel and AMD.   He is a past president of the Oregon Semiconductor Association.  Mr. Robins holds a B.S. in Pharmacy from Idaho State University, a B.S. in Political Science from Weber State University and an Engineering Management Certificate from Idaho State University.

•

William G. Moon: Vice President of Technology/Operations.  From February, 2011 to Present, Mr. Moon has served as Vice President of engineering and director for Reflect Scientific, Inc.  Prior to joining Reflect Scientific, Mr. Moon consulted for his own firm, Moon Automation, from 2005 to February 2011.  Mr. Moon took time away from consulting to serve a church mission in the D.R. Congo from March, 2008 to November, 2009   Mr. Moon’s background includes positions of Principle Engineer and VP of Engineering at Quantum Corporation, the world’s largest disk drive company. He co-founded Plus Development, a wholly owned Quantum subsidiary and helped develop “Hardcard,” a plug-in hard drive card. Mr. Moon has served on the board of directors of several technical ventures and is presently an active angel investor. He holds 15 patents and has several publications in computer trade magazines. Mr. Moon has a M.S. and B.S. in Mechanical Engineering from BYU, and received the BYU Honored Alumni Award, and served as an adjunct professor at BYU.

•

Dr. Craig Morrison: Vice President of Research and Applications.  Dr. Morrison previously was a practicing surgeon in the State of Utah and for five years was at the Brigham Young Student Health Center.  Dr. Morrison has been an attending and consulting staff general surgeon since 1978. Dr. Morrison received his Doctor of Medicine Degree from the University of Oregon Medical School in 1970, followed by a pediatric internship and surgical residency at the University of Southern California-Los Angeles County Hospital and the Huntington Memorial Hospital. He has provided his medical expertise and is one of the pioneering shareholders in the finance and development of synthetic alternatives to blood for Sanguine Corporation. Dr. Morrison has served on the medical advisory board of Sanguine Corporation, Rubicon, Inc. and Reflect Scientific Inc. Dr. Morrison has participated in various humanitarian efforts worldwide throughout his career.

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

•

Keith K. Merrell: Chief Financial Offer and Principal Accounting Officer, Secretary and Treasurer.  Mr. Merrell serves as our Chief Financial Officer, Secretary and Treasurer.  Mr. Merrell draws on over 35 years of accounting experience to manage our accounting functions and interface with our independent public accountants.  He spent two years in the field of public accounting and has served as Chief Financial Officer for four other public companies.  He currently serves full-time as our Chief Financial Officer and also serves as part-time CFO of another public company..  His business career includes extensive experience in management, sales and marketing, consulting, and merger and acquisition work.  He graduated from Arizona State University with a B.S degree in Accounting.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Jeffrey L. Robins	2017	$42,600	--	--	--	--	--	$42,600
CEO	2016	$42,600	--	--	--	--	--	$42,600
	2015	$42,600	--	--	--	--	--	$42,600
Keith L. Merrell	2017	--	--	$38,125	--	--	--	$38,125
CFO	2016	--	--	$78,856	--	--	--	$78,856
	2015	--	--	135,000	--	--	--	135,000

________________

Mr. Robins began taking a salary in February 2012.  Mr. Robins’ salary is currently $42,600 a year or $3,550 a month.

Mr. Merrell joined to Company in August 2015.

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding equity awards at fiscal year-end 2017, 2016 or 2015.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2017, 2016 and 2015, there were no stock options or SAR Grants.

Stock Option Exercise

In fiscal 2017, 2016 and 2015, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2017, 2016 or 2015 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.  We did not compensate our directors for service on the Board of Directors during fiscal 2017, 2016 or 2015.

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

No such interlocks existed or such decisions were made during fiscal years 2017 or 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of March 10, 2018, with respect to the beneficial ownership of the Company’s common stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock.  At March 30, 2018, there were 37,563,125 shares of common stock outstanding.

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

	Amount of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Common stock
Principal Shareholders
Jeffrey L. Robins 2152 W. Bryce Drive Kaysville, Utah 84037	5,000,000	13.31%
William G. Moon 2595 North 140 East, #306 Provo, Utah 84604	4,000,000	10.65%
Dr. Craig Morrison 2595 North 140 East Provo, Utah 84604	2,000,000	5.32%
Smith Corporate Services, Inc. 455 East 500 South, Suite 201 Salt Lake City, Utah 84111	2,125,262	5.65%
Thomas A. Tait 514 Americas Way #5556 Box Elder SD,57719	4,000,000	10.65%
Officers and Directors
Jeffrey L. Robins	5,000,000	13.31%
William G. Moon	4,000,000	10.65%
Dr. Craig Morrison	2,000,000	5.32%
Thomas A. Tait	4,000,000	10.65%
Dr. Brett Earl	1,000,000	2.66%
Keith Merrell	400,000	1.06%
Director and executive officer of the
Company (7 individuals)	16,400,000	43.66%

_________________________________

Smith Corporate Services, Inc. (dba SCS, Inc. or “SCS”) is owned and controlled by Karl Smith.  SCS is owed $230,100 in principal and $81,944 in accrued interest by NU-MED.  Under the terms of the notes, the notes may be converted into shares of the Company’s common stock at the rate of one share of common stock for every $0.01 in principal and interest.  The notes may not be converted, at any one time, into more than 4.9% of the Company’s issued and outstanding shares of Common Stock unless a change of control occurs or a fundamental transaction which would include a merger, reorganization or asset sale. If SCS’s ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%. In addition to the shares owned by SCS, a trust of Mr. Smith’s wife owns 150,000 shares.

Control by Existing Stockholders

Current management has over 43% of the issued and outstanding shares of common stock.  As a result, it is likely they will be able to control NU-MED and will most likely continue to be in a position to elect at least a majority of the Board of Directors of NU-MED, to dissolve, merge or sell the assets of NU-MED, and generally, to direct the affairs of NU-MED.  Additionally, a principal shareholder, SCS, is owed funds under convertible promissory notes which may be converted into shares of the Company at the rate of one share of common stock for every $0.01 in principal and interest.  The notes may not be converted, at any one time, into more than 4.9% of the Company’s issued and outstanding shares of Common Stock unless a change of control occurs or a fundamental transaction which would include a merger, reorganization or asset sale.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE.

Transactions with Officers and Directors

On January 31, 2018, the Company extended an employment agreement to Mr. Keith Merrell to become its full-time Chief Financial Officer.  The agreement replaces the consulting agreement previously entered into when Mr. Merrell served as part-time CFO.  The employment agreement provides for a payment of $2,000 per month and 2,000,000 shares of restricted common stock which is to be earned at the rate of 500,000 shares per calendar year.

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

At this time, we have one independent director.  Four of our directors are founders and major shareholders of NU-MED.  Additionally, given the limited size of our board of directors, we have not set up any committees of the board of directors such as compensation, audit or nominating committees.  As our operations expand, we hope to be able to add outside directors and set up these committees, but at this time, do not know when we will be able to add additional directors and set up such committees.

Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has selected Sadler, Gibb and Associates LLC as its independent public accounting firm.  Fees paid for their services were:

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $16,600 and $16,600 for each of the years ending December 31, 2017 and 2016, respectively.

2) Audit-Related Fees. $0 and $0.

3) Tax Fees. $0 and $0.

4) All Other Fees. $0.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We do not have an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

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

10.03

10

Promissory Note – SCS

Incorporated by reference***

31.1

31

CEO certification

This Filing

31.2

31

CFO certification

This Filing

32.1

32

CEO certification

This Filing

32.2

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

NU-MED PLUS, INC.

April 3, 2018

By:  /s/ Jeffrey L. Robins

        Jeffrey L. Robins, CEO, Principal Executive

April 3, 2018

By: /s/ Keith L. Merrell

       Keith L. Merrell, CFO/Principal Accounting

       Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature

Title

Date

/s/ Jeffrey L. Robins

Director, CEO

April 3, 2018

Jeffrey L. Robins

/s/ William G. Moon

Director

April 3, 2018

William G. Moon

/s/ Dr. Craig Morrison

Director

April 3, 2018

Dr. Craig Morrison

/s/ Thomas A. Tait

Director

April 3, 2018

Thomas A. Tait

/s/ Dr. Brett Earl

Director

April 3, 2018

Dr. Brett Earl

Nu-Med Plus, Inc.

Financial Statements

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nu-Med Plus, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nu-Med Plus, Inc. (“the Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Salt Lake City, UT

April 3, 2018

NU-MED PLUS, INC.

Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash	$ 351,043	$ 12,450
Prepaid expense	9,167	-
Total current assets	360,210	12,450
Long-term assets
Property and equipment, net	46,509	23,083
Total long-term assets	46,509	23,083
Total assets	$ 406,719	$ 35,533

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ -	$ 5,065
Accounts payable – related party	4,000	4,000
Accrued Expense	84,411	66,079
Equipment loan – current portion	9,399	-
Convertible Promissory Notes, net – Related party	230,100	315,902
Derivative liability	-	4,083,787
Total current liabilities	327,910	4,474,833
Long-term liabilities
Equipment loan – long-term portion	10,567	-
Total liabilities	338,477	4,474,833
Commitments and contingencies	-	-
Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 37,563,125 and 37,241,744 shares issued and outstanding, as of December 31, 2017 and December 31, 2016 respectively.	37,564	37,242
Additional paid-in capital	3,728,836	3,580,348
Stock subscription payable	806,405	24,675
Accumulated deficit	(4,504,563)	(8,081,565)
Total stockholders' equity (deficit)	68,242	(4,439,300)
Total liabilities and stockholders' equity (deficit)	$ 406,719	$ 35,533

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Operations

	Year ended	Year ended
	December 31, 2017	December 31, 2016
Revenue	$ -	$ -

Operating expenses
General and administrative expense	64,965	62,169
Payroll expense	39,401	49,563
Rent expense	17,241	17,658
Professional and consulting Fees	332,369	1,088,061
Depreciation expense	12,543	7,148
Total operating expenses	466,519	1,224,599

Operating Loss	(466,519)	(1,224,599)

Other income (expense)
Interest income	122	7
Interest expense	(18,880)	(15,908)
Amortization of debt discount	(21,508)	(51,825)
Gain (loss) on derivative	4,083,787	10,944,813
Total other income (expense)	4,043,521	10,877,087

Income tax expense	-	-

Net income (loss)	$ 3,577,002	$ 9,652,488
Basic earnings per share	$ 0.10	$ 0.26
Weighted average common shares outstanding - basic	37,458,750	37,219,360
Diluted earnings per share	$ 0.05	$ 0.13
Weighted average common shares outstanding – diluted	71,862,570	75,030,231

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC. Statements of Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, January 1, 2016	-	$ -	36,474,244	$36,474	$2,474,115	-	$(17,734,053)	$(15,223,464)
Common Stock issued for service	-	-	2,500,000	2,500	997,500	-		1,000,000
Common stock issued for cash	-	-	267,500	268	106,733	-	-	107,001
Common Stock returned and cancelled	-	-	(2,000,000)	(2,000)	2,000	-		-
Stock subscription payable - services	-	-	-	-	-	22,175	-	22,175
Stock subscription payable – cash	-	-	-	-	-	2,500	-	2,500
Net income for the year ended Dec 31, 2016	-	-					9,652,488	9,652,488
Balance, December 31, 2016			37,241,744	37,242	3,580,348	24,675	(8,081,565)	(4,439,300)
Common Stock issued under subscription agreements	-	-	516,000	516	128,484	(129,000)	-	-
Stock subscription payable - services	-	-	-	-	-	38,125	-	38,125
Stock subscription payable - cash	-	-	-	-	-	872,605	-	872,605
Stock issued in conversion	-	-	304,525	304	79,506	-	-	79,810
Common stock returned and cancelled in settlement	-	-	(499,144)	(499)	(59,501)	-	-	(60,000)
Net income for the year ended Dec 31, 2017	-	-	-	-	-	-	3,577,002	3,577,002
Balance, December 31, 2017	-	$ -	37,563,125	$37,564	$3,728,836	$806,405	$ (4,504,563)	$ 68,242

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC. Statements of Cash Flows
	Year ended December 31, 2017	Year ended December 31, 2016
Cash flows from operating activities:
Net income	$ 3,577,002	$ 9,652,488
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation	12,543	7,148
Stock for services	-	1,000,000
Subscription payable for services performed	38,125	22,175
Services contributed by officers	-	-
Gain on derivative liability Feature	(4,083,787)	(10,944,813)
Amortization of debt discount	21,508	51,825
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(9,167)	14,811
(Decrease) increase in accounts payable	(5,066)	(1,340)
Increase in related party payables	-	4,000
Increase in accrued expense	18,332	13,443
Net cash used in operating activities	(430,510)	(180,264)

Cash flows from investing activities:
Net cash provided by investing activities	-	-
Cash flows from financing activities
Proceeds from the sale of common stock and stock payable	-	107,001
Proceeds from loans payable	-	79,810
Proceeds from subscription payable	872,605	2,500
Payments for stock returned and cancelled in settlement	(60,000)	-
Payments on equipment loan	(16,002)	-
Payments on convertible debt – related party	(27,500)	(27,500)
Net cash provided by financing activities	769,103	161,811
Net change in cash	338,593	(18,453)

Cash at beginning of period	12,450	30,903

Cash at end of period	$ 351,043	$ 12,450

Supplemental schedule of cash flow information
Cash paid for interest	$ 2,987	$ -
Cash paid for income taxes	$ -	$ -
Supplemental schedule of non-cash financing activities
Common stock issued for subscription payable	$ 129,000	$ -
Shares issued for conversion of debt	79,810	-
Equipment acquired with loan	35,970

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nu-Med Plus, Inc. is an emerging growth early stage medical device company principally engaged in the design, innovation, development, enhancement and commercialization of beginning, early, and selective later-stage quality medical devices. The Company's immediate focus is on a Nitric Oxide powder formulation that is 99% pure-with one-year shelf life, a "desktop" generator device with controls plus safety monitors built in that delivers inhaled Nitric Oxide to replace expensive pressurized canisters and a compact mobile rechargeable device to deliver inhaled Nitric Oxide gas. The Company is incorporated in Utah.

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

d. Cash and Cash Equivalents

The Company considers all deposit accounts and investment accounts with an original maturity of 90 days or less to be cash equivalents.  The cash balance of $351,043 we currently have on deposit is in excess of the insured limits for which the FDIC insures.

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

All cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the short-term nature of these financial instruments.  Additionally, we measure certain financial instruments at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are consistent derivative liabilities which were valued using Level 3 inputs.

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

	For the year ended December 31, 2017	For the year ended December 31, 2016

Net income (numerator)	$ 3,577,002	$ 9,652,488
Shares (denominator)	37,458,750	37,219,360
Earnings per share amount - basic	$ 0.10	$ 0.26
Shares (denominator)	71,862,570	75,030,231
Earnings per share amount - diluted	$ 0.05	$ 0.13

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of the year ended December 31, 2017 there were 34,403,820 outstanding common stock equivalents.

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

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“AASU”) 2016-16, Income Taxes (Topic 740); Intra-Entity Transfers of Assets Other Than Inventory.  This ASU requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date.  The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory.  The tax consequences were previously deferred until the asset is sold to a third part or recovered through use.  This guidance will become effective on January 1, 2018.

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

NOTE 3 - GOING CONCERN

The Company anticipates that the funds on hand as of December 31, 2017, will not be sufficient to successfully prosecute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,250,000 for 2018. During the year ended December 31, 2017 the Company has entered into subscription agreements in the amount of $20,000, $700,000 and $400,000 and has drawn $772,605 against those agreements, which will fund operations through June 30, 2018. The Company has begun the process of arranging for additional necessary funding and currently retains consultants for that purpose. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - PROPERTY AND EQUIPMENT

Fixed assets and related accumulated depreciation consisted of the following at December 31, 2017, and December 31, 2016:

	December 31, 2017	December 31, 2016

Computer and office equipment	$ 85,343	$ 49,373
Accumulated depreciation	(38,834)	(26,290)

Total Fixed Assets	$ 46,509	$ 23,083

Depreciation expense for the years ended December 31, 2017 and 2016 was $12,543 and $7,148, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at December 31, 2017.

NOTE 6 - COMMON STOCK

Subscriptions

In January, February and September 2017, the Company entered into three stock purchase agreements with a related party (significant shareholder and debt holder or “the buyer”), under which the buyer may purchase up to $20,000, $700,000 and $400,000, respectively, in shares of common stock at $0.25 per share.  If the buyer purchases the maximum allowed under the agreement, 4,480,000 shares of common stock would be issued in fulfillment of the Company’s obligation under the agreement.  We have received $19,000, $693,605 and $60,000 under these agreements totaling 3,090,422 common shares, and of which 116,000 shares were issued during the year (leaving 2,974,422 shares that have yet to be issued as of the date of this report).

During 2016, the Company entered into stock subscription agreements with a related party (significant shareholder and debt holder) to purchase up to 422,500 shares of common stock at a price of $0.40 per share and another agreement with the same related party to purchase up to 400,000 shares of common stock at a price of $0.25 per share. Pursuant to these agreements, the Company received proceeds of $109,501 and issued 267,500 shares of restricted common stock in 2016 ($100,000 and issued 400,000 shares of restricted common stock in 2017), leaving a balance of 6,250 shares to be issued.  The balance, which represents $2,500, is recorded as a subscription payable at December 31, 2016.  This agreement expired in August 2017.

As stated above, at December 31, 2017 and 2016, the Company had $806,405 and $24,675, respectively, in stock subscriptions payable for which it is obligated to issue 3,199,422 and 75,000 shares of restricted common stock, respectively.  Additionally, as of December 31, 2017, two agreements for a purchase of a total of 1,385,578 shares of common stock for $346,395 are open to be subscribed to by the related party.

Common Stock Returns and Cancellations

On August 5, 2016, Dr. Craig Morrison returned to the Company 2,000,000 shares of restricted common stock which is part of the 4,000,000 shares which had been issued to him for his services as a director and medical advisor.  The 2,000,000 shares of stock were retired at their par value of $2,000, reducing the number of shares issued and outstanding.

Common stock issuances in Settlements

In December 2017, the Company reached a settlement with the legal action taken against the former CFO.  Under the terms of the agreement the Company paid $60,000 and he returned 499,144 shares of common stock; additionally, each party agreed to pay their own legal expenses related to the legal action.  The 499,144 shares of common stock purchased for $60,000 were cancelled, reducing the number of shares issued and outstanding.

In December 2017, the Company settled $79,810 in principal owing under the $100,000 Convertible Note (see Note 10) for 304,525 shares of common stock. Because this settlement was agreed to a related party, the amount $79,810 was recorded in equity, rather than recording a gain or loss from an extinguishment of debt the statement of operations.

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

During the years ended December 31, 2016 and 2017, the following is a summary of the derivative liabilities:

			Gain on
	Derivative	Debt	Derivative
	Liability	Discount	Liability

Derivative liability at January 1, 2016	$ 15,028,600	$ (73,333)	-
Gain on derivative liability	(10,944,813)	-	$ (10,944,813)
Amortization of debt discount to interest expense	-	51,825	-

Balance at December 31, 2016	$ 4,083,787	$ (21,508)	$ (10,944,813)

Gain on derivative liability	(4,083,787)	-	(4,083,787)
Amortization of debt discount to interest expense	-	21,508	-

Balance at December 31, 2017	$ -	$ -	$ (4,083,787)

The $55,000 convertible note was paid in full and retired in 2017 and the $100,000 note which contained a variable conversion rate was amended in 2016 to contain a fixed conversion rate, thereby extinguishing the derivative liabilities.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company entered into a lease for office space in February 2017.for $950 per month. In November 2017 the Company signed a six month extension of the lease with a lease payment of $978 per month. Obligations under this lease are as follows:

	2018	2019	2020
Office lease	$ 7,771	$ -	$ -

Capital Lease Obligations

In 2017 the Company entered into an equipment lease agreement for a nitric oxide analyzer, with a monthly payment of $1,014. The lease contains a purchase option whereby the lease term is extended eight months and 70% of each lease payment will be applied to the purchase price of the asset. The Company plans to exercise this option, and as ownership will transfer to the company at the end of this lease, the Company has recorded the transaction as a capital lease. At inception of the lease the Company capitalized the fair value of the asset of $35,970 and recorded the lease liability. Accumulated depreciation of capital lease assets was $5,396 and $0 as of December 31, 2017 and 2016, respectively. Depreciation expense of capitalized lease assets is included in depreciation expense on the statement of operations with that other property and equipment. Obligations under the equipment lease are as follows:

	2018	2019	2020
Equipment lease	$ 12,167	11,436	$ -

NOTE 9- RELATED PARTY TRANSACTIONS

Contributed Services

During the year ended December 31, 2017 and 2016, the Company officers contributed services to the Company in the amount of $0 and $0, respectively. The Company officers received no compensation and have no expectation of compensation for these services, either now or in the future, and waive their rights to any such compensation.

During the year ended December 31, 2017 and 2016, respectively, the Company engaged in various transactions with a related party, significant shareholder, and debt holder as detailed in Notes 6 and 7 of these financial statements.

NOTE 10 - CONVERTIBLE PROMISORRY NOTES

$100,000 Convertible Promissory Note

On November 12, 2012, the Company issued a $100,000 convertible promissory note to SCS, a related party and significant shareholder, as compensation for services provided and to be provided during the period April 1, 2012 through March 31, 2013. The note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion.  On September 27, 2013, the Company amended the note to include a conversion price which of $0.01 per share for all unpaid principal and interest.  During 2016, $79,810 was advanced to the Company under the same terms of this note. This cash advance was then settled in December 2017 by issuing common shares of the Company (see Note 6). As of December 31, 2017 and 2016 principal outstanding of $100,000 and $179,810, respectively, and accrued interest outstanding was $36,129 and $31,629, respectively.

$130,100 Convertible Promissory Note

Prior to 2015, the Company entered into a convertible promissory note with SCS, a related party and significant shareholder, due on demand, bearing interest at 8% per annum, unsecured and convertible at $0.01 per share, with a price protection provision to a lower conversion price.  The balance of this note was $130,100 at December 31, 2017 and 2016 with accrued interest balances of $49,953 and $39,545, respectively.

$55,000 Convertible Promissory Note

On November 18, 2015, the Company received $55,000 for which it issued a convertible note payable with a maturity date of November 18, 2017, unsecured and convertible into shares of common stock at $0.25 per share with a price protection provision to adjust to a lower conversion price.  As the note carries no rate of interest, during 2015, 50,000 shares of restricted common stock were issued in consideration.   In December 2016 and January 2017, payments of $27,500 each were made against the note, extinguishing all obligations, and the note was retired.

The conversion features and related derivative liabilities (Note 7) in the $130,100 and $55,000 convertible promissory notes and 50,000 shares issued for interest related to the $55,000 note created debt discounts at origination which have been amortized leaving balances as of December 31, 2017 and 2016 of $0 and $21,508, respectively.

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2017, and 2016, consists of the following:

	2017	2016
Federal:
Current	$-	$-
Deferred	-	-
State:
Current	-	-
Deferred	-	-
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and applicable state income tax rates to pretax income from continuing operations for the years ended December 31, 2017, and 2016, due to the following:

	2017		2016

Book Income (Loss)	$1,395,031		$3,764,470
Depreciation	4,892		2,788
Shares issued for services	-		398,648
Meals and entertainment	72		270
Amortization of debt discount	8,388		20,211
(Gain) Loss on derivative	1,440,933		643,662
Net operating loss	(1,085,697)		(901,403)
Valuation allowance	(1,763,619)		(3,928,648)
	$-	-	-

Net deferred tax liabilities consist of the following components as of December 31, 2017, and 2016:

	2017	2016

Deferred tax assets:
NOL Carryover	$(1,085,697)	$(901,403)
Deferred tax liabilities
Depreciation	(41,668)	(28,388)

Valuation allowance	1,127,365	929,791
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  If a change in ownership occurs, then net operating loss carryforwards may be limited as to use in future years.  At December 31, 2017, the Company had net operating loss carryforward of approximately $1,203,100 that may be offset against future taxable income from the year 2017 through 2033. The availability of some of the net operating loss will extend into 2036 if not previously utilized. During 2017, the Company evaluated its deferred tax assets and concluded that none of the asset is currently realizable and that a full valuation allowance should be recorded.  The valuation allowance increased by $197,574 and leaves the Company with a net deferred tax asset of $0 as of December 31, 2017.

Included in the balance at December 31, 2017, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

On December 22, 2017, the Tax Cuts and Jobs Act pf 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”).  The Act reduces the federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017.  ASC 470 requires the Company to remeasure the existing net deferred tax asset in the period of enactment.  The Act also provides for immediate expensing of 100% or the costs of qualified property that is incurred and placed in service during the period from September 27, 2017 to December 31, 2022.  Beginning January 1, 2023, the immediate expensing provision is phased down by 20% per year until it is completely phased out as of January 1, 2027.  Additionally, effective January 1, 2018, the Act imposes possible limitations on the deductibility of interest expense.  As a result of the provisions of the Act, the Company’s deduction for interest expense could be limited in future years.  The effects of other provisions of the Act are not expected to have a material impact on the Company’s financial statements.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance on accounting for the tax effects of the Act.  SAB 118 provides a measurement period that begins in the reporting period that includes the Act’s enactment date and ends when an entity has obtained, prepared and analyzed the information that was needed in order to complete the accounting requirements under ASC 720.  However, in no circumstance should the measurement period extend beyond one year from the enactment date.  In accordance with SAB 118, a company must reflect in its financial statements the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete.  SAB 118 provides that to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

The Company does not reflect a deferred tax asset in its financial statements, but includes that calculation and valuation in its footnotes.  We are still analyzing the impact of certain provisions of the Act and refining our calculations.  The Company will disclose any change in the estimates as it refines the accounting for the impact of the Act.

NOTE 12 - SUBSEQUENT EVENTS

On February 14, 2018 the Company announced that consulting agreement with Mr. Merrell was terminated effective December 31, 2017, and that a new agreement was entered into under which Mr. Merrell would receive 2,000,000 shares of restricted common stock, vesting at 500,000 shares per year, for his service.  As of the date of this report no stock has been issued under this agreement.

In March 2018, the Company received a check in the amount of $5,920 from SCS against their $400,000 subscription agreement, totaling 23,680 common shares.