Form 10-Q
period 2018-03-31
Nu-Med Plus, Inc.
filed 2018-05-11
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐

Smaller reporting company ☒

Emerging growth company ☒

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

Yes [  ]   No [X]

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers:

Class

Outstanding as of May 11, 2018

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

37,563,125 shares of $0.001 par value common stock on May 11, 2018

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2018

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

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

NU-MED PLUS, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2018 (unaudited)	2017
ASSETS
Current assets
Cash	$ 275,420	$ 351,043
Prepaid expense	6,667	9,167
Total current assets	282,087	360,210
Long-term assets
Property and equipment, net	42,924	46,509
Total long-term assets	42,924	46,509
Total assets	$ 325,011	$ 406,719

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 3,632	$ -
Accounts payable – related party	6,000	4,000
Accrued Expense	88,425	84,411
Equipment loan – current portion	9,399	9,399
Convertible Promissory Notes – Related party	230,100	230,100
Total current liabilities	337,556	327,910
Long-term liabilities
Equipment loan – long-term portion	8,479	10,567
Total liabilities	346,035	338,477
Commitments and contingencies	-	-
Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 37,563,125 and 37,563,125 shares issued and outstanding, as of March 31, 2018 and December 31, 2017, respectively.	37,564	37,564
Additional paid-in capital	3,728,836	3,728,836
Stock subscription payable	864,625	806,405
Accumulated deficit	(4,652,049)	(4,504,563)
Total stockholders' equity (deficit)	(21,024)	68,242
Total liabilities and stockholders' equity (deficit)	$ 325,011	$ 406,719

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31, 2018	Three months ended March 31, 2017

Revenue	$ -	$ -

Operating expenses
General and administrative expense	21,864	19,944
Payroll expense	11,475	11,486
Rent expense	4,454	4,114
Professional/consulting fees	101,185	32,395
Depreciation expense	3,585	1,787
Total operating expenses	142,563	69,726

Operating Loss	(142,563)	(69,726)

Other income/expense
Amortization of debt discount	-	(21,508)
Interest expense, net	(4,958)	(3,903)
Interest income	35	-
Gain (loss) on derivative	-	(2,632,571)
Gain on extinguishment of debt	-	6,716,358
Total other income (expense)	(4,923)	4,058,376

Income tax expense	-	-

Net income (loss)	$ (147,486)	$ 3,988,650

Basic earnings per share	$ (0.00)	$ 0.11

Weighted average common shares outstanding - basic	37,563,125	37,241,744

Diluted earnings per share	$ (0.00)	$ 0.05

Weighted average common shares outstanding - diluted	37,563,125	75,341,244

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc. Condensed Statements of Cash Flows (Unaudited)
	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income (loss)	$ (147,486)	$ 3,988,650
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,585	1,787
Gain on debt extinguishment	-	(6,716,358)
Subscriptions payable for services performed	50,000	7,500
Amortization of debt discount	-	21,508
(Gain) on derivative liability	-	2,632,571
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	2,500	(10,906)
(Decrease) increase in accounts payable	5,632	(5,065)
Increase (decrease) in accrued expense	4,014	6,410
Net cash used in operating activities	(81,755)	(73,903)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from stock subscriptions	8,220	406,500
Payments on equipment loan	(2,088)	-
Payments on convertible notes payable	-	(27,500)
Net cash provided by financing activities	6,132	379,000

Net increase (decrease) in cash	(75,623)	305,097

Cash at beginning of period	351,043	12,450
Cash at end of period	$ 275,420	$ 315,547

Supplemental schedule of cash flow information
Cash paid for interest	$ 941	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

March 31, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Interim Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2017 financial statements.  Operating results for the three-months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

h. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement as follows:

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. During the periods ended March 31, 2018 and March 31, 2017 there were 0 and 38,099,500 common stock equivalents from outstanding convertible notes included in the calculation.  As of March 31, 2018 there were 31,560,500 of potentially dilutive shares related to convertible notes and 3,357,300 potentially dilutive shares related to subscription payables that needed to be considered as common stock equivalents.  The common stock equivalents were excluded from the calculation of diluted earnings per share because the effect these common stock equivalents would have been anti-dilutive as of March 31, 2018.

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

k. Recent Accounting Pronouncements

Public law No. 115-97, known as the Tax Cuts and Jobs Act “the “Tax Act”). Enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act.  SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting.  Any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.  As the Company has net operating loss carryforwards which will offset tax liability for the coming year or years, no adjustments for the effect of the income tax rate change is reflected in our financial statements.

In February 2018, the Financial Standards Accounting Board (“FASB”) issued Accounting Statement Update No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This ASU allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for certain income tax effects stranded in AOCI as a result of the Tax Act.  The reclassification eliminates the stranded tax effects resulting from the Tax Act and is intended to improve the usefulness of information reported to financial statement users.  ASU No. 2018-02 is effective for reporting periods beginning on January 1, 2019; early adoption is permitted. The Company does not currently have amounts to be reclassified under this and therefore believes it will not have an impact on its financial statements and statements of operations.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 3 - GOING CONCERN

The Company acknowledges that the funds on hand as of March 31, 2018, will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through August 31, 2018. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at March 31, 2018, and December 31, 2017:

	March 31, 2018	December 31, 2017

Equipment	$ 85,343	$ 85,343
Accumulated depreciation	(42,419)	(38,834)

Total Fixed Assets	$ 42,924	$ 46,509

Depreciation expense for the three months ended March 31, 2018 and 2017 was $3,585 and $1,787, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at March 31, 2018.

NOTE 6 - COMMON STOCK

As of March 31, 2018 the Company has a subscription payable of $864,625, for which they have the obligation to issue 3,357,300 shares of restricted common stock.  Of the share obligation, 3,013,550 are to be issued to satisfy proceeds from stock subscription agreements and 343,750 are to be issued for services.

In February 2017, the Company entered into a stock purchase agreement with a related party, significant shareholder and debt holder (the “buyer”), under which the buyer may purchase up to $700,000 in shares of common stock at $0.25 per share. We have received $693,605 under this agreement as of the close of the subscription window on February 1, 2018, and the corresponding 2,774,420 shares subscribed have yet to be issued as of the date of this report.

In September 2017, the Company entered into another stock purchase agreement with the buyer, under which the buyer may purchase up to $400,000 in shares of common stock at $0.25 per share.  If the buyer purchases the maximum allowed under the agreement, 1,600,000 shares of common stock would be issued in fulfillment of the Company’s obligation under the agreement. As of March 31, 2018, we have received $68,220 under this agreement. The buyer may subscribe the remaining $331,780, for up to 1,327,120 shares, under this agreement until September 1, 2018. The 272,880 shares already subscribed have yet to be issued as of the date of this report.

On February 14, 2018 the Company announced that the consulting agreement with Mr. Merrell was terminated effective December 31, 2017, and that a new agreement was entered into effective January 1, 2018 under which Mr. Merrell would receive 2,000,000 shares of restricted common stock, vesting at 500,000 shares per year, for his service. An expense of $50,000 was recorded for the three month period ended March 31, 2018, which represents the fair value of the stock vested during that reporting period.  As of the date of this report no stock has been issued under this agreement.

NOTE 7 – CONVERTIBLE NOTES AND DERIVATIVE LIABILITY

$100,000 Convertible Promissory Note

On November 12, 2012, the Company issued a $100,000 convertible promissory note to SCS, a related party and significant shareholder, as compensation for services provided and to be provided during the period April 1, 2012 through March 31, 2013.  The note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion.  On September 27, 2013, the Company amended the note to include a conversion price which of $0.01 per share for all unpaid principal and interest.  As of March 31, 2018 and December 31, 2017 interest accrued, but unpaid, was $32,985 and $31,629, respectively.

$130,100 Convertible Promissory Note

Prior to 2015, the Company entered into a convertible promissory note with SCS, a related party and significant shareholder, due on demand, bearing interest at 8% per annum, unsecured and convertible at $0.01 per share, with a price protection provision to a lower conversion price.  The balance of this note was $130,100 at March 31, 2018 and December 31, 2017 with accrued interest balances of $52,519 and $49,953, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company entered into a lease for office space in February 2017 for $950 per month.  In November 2017 the Company signed a six month extension of the lease with a lease payment of $978 per month. Obligations under this lease are as follows:

	2018	2019	2020
Office lease	$ 4,890	$ -	$ -

In 2017 the Company also entered into a 24 month lease for a nitric oxide analyzer, with a monthly payment of $1,014 per month.

Obligations under the equipment lease are as follows:

	2018	2019	2020
Equipment lease	$ 9,125	4,056	$ -

The lease is a capital lease, with the option to purchase at the end of the lease term.  The Company plans to exercise the purchase option under the lease, whereby 70% of the lease payments will be applied toward the purchase price of the equipment.

NOTE 9 - SUBSEQUENT EVENTS

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

We account for income taxes in accordance with the Tax Cuts and Jobs Act and SAB 118.

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

NU-MED is a medical device company principally engaged in the design, innovation, development, enhancement and commercialization of beginning, early, and selective later-stage quality medical devices. Our immediate focus is on the creation of a nitric oxide formulation, a hospital and clinical inhaled nitric oxide (“NO”) generator and a mobile rechargeable device to deliver nitric oxide gas to offer solutions to hospitals, health systems and the medical community throughout the world.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2018, we had assets of $325,011 with current assets of $282,087 and liabilities of $346,035. Our current assets consisted primarily of cash in the amount of $275,420 and prepaid expenses in the amount of $6,667.  We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders.  At this time, we have a stock subscription agreement under which the investor has the right to purchase up to $400,000 of restricted common stock at a price of $0.25 per share.  During the three-month period ended March 31, 2018, we accepted $8,220 under this agreement.  We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the three months ended March 31, 2018 and March 31, 2017, we had no revenues and operating expenses of $142,563 and $69,726, respectively.  For the three months ended March 31, 2018 we had other expenses of $4,923.  For the three months ended March 31, 2017, we had net income of $3,988,650 resulting primarily from the recognition of a non-cash $2,632,571 loss on derivative and a $6,716,358 gain on extinguishment of debt.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital beyond the $400,000 stock subscription earlier mentioned.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15€ or 15d-15e) under the Exchange Act as of the end of the period covered by this report.  Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, not matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on that evaluation, as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

Not applicable

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Other Securities Transactions

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2018, we have not purchased any equity securities nor have any officers or directors of the Company.

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

NU-MED PLUS, INC.,

(Registrant)

May 11, 2018

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive

May 11, 2018

By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting

Officer