Form 10-Q
period 2018-06-30
Nu-Med Plus, Inc.
filed 2018-08-02
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Outstanding as of August 1, 2018

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

38,003,125 shares of $0.001 par value common stock on August 1, 2018

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2018

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

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

NU-MED PLUS, INC.

Condensed Balance Sheets

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets
Cash	$ 288,398	$ 351,043
Prepaid expense	4,167	9,167
Total current assets	292,565	360,210
Long-term assets
Property and equipment, net	44,147	46,509
Total long-term assets	44,147	46,509
Total assets	$ 336,712	$ 406,719

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 14,338	$ -
Accounts payable – related party	6,497	4,000
Accrued Expense	94,922	84,411
Equipment loan – current portion	9,399	9,399
Convertible Promissory Notes – Related party	230,100	230,100
Total current liabilities	355,256	327,910
Long-term liabilities
Equipment loan – long-term portion	6,285	10,567
Total liabilities	361,541	338,477
Commitments and contingencies	-	-
Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 38,003,125 and 37,563,125 shares issued and outstanding, as of June 30, 2018 and December 31, 2017, respectively.	38,004	37,564
Additional paid-in capital	3,838,396	3,728,836
Stock subscription payable	924,375	806,405
Accumulated deficit	(4,825,604)	(4,504,563)
Total stockholders' equity (deficit)	(24,829)	68,242
Total liabilities and stockholders' equity (deficit)	$ 336,712	$ 406,719

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017

Revenue	$ -	$ -	$ -	$ -

Operating expenses
General and administrative expense	81,074	58,785	152,938	78,728
Payroll expense	13,976	11,086	25,451	22,572
Rent expense	4,510	4,014	8,964	8,129
Professional and consulting fees	65,350	33,833	116,535	66,228
Depreciation expense	3,803	3,585	7,388	5,372
Total operating expenses	168,713	111,303	311,276	181,029

Operating Loss	(168,713)	(111,303)	(311,276)	(181,029)

Other income/expense
Interest expense	(4,842)	(4,750)	(9,765)	(8,652)
Amortization of debt discount	-	-	-	(21,508)
Gain on extinguishment of debt	-	-	-	6,716,358
Loss on derivative	-	-	-	(2,632,571)
Total other income/expense	(4,842)	(4,750)	(9,765)	4,053,627
Income tax expense	-	-	-	-

Net income (loss)	$ (173,555)	$ (116,053)	$ (321,041)	$ 3,872,598

Basic income (loss) per share	$ (0.00)	$ (0.00)	$ (0.01)	$ 0.10
Weighted average common shares outstanding - basic	37,811,696	34,241,744	37,688,097	37,241,744

Diluted income (loss) per share	$ (0.00)	$ (0.00)	$ (0.01)	$ 0.05
Weighted average common shares outstanding - diluted	37,811,696	34,241,744	37,688,097	75,923,244

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc. Condensed Statements of Cash Flows (Unaudited)
	Six months ended June 30, 2018	Six months ended June 30, 2017
Cash flows from operating activities:
Net income (loss)	$ (321,041)	$ 3,872,598
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,388	5,372
Gain on debt extinguishment	-	(6,716,358)
Subscriptions payable for services performed	100,000	15,500
Amortization of debt discount	-	21,508
Loss on derivative liability	-	2,632,571
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	5,000	-
(Decrease) increase in accounts payable	16,835	(5,065)
Increase (decrease) in accrued expense	10,511	10,376
Net cash used in operating activities	(181,307)	(163,498)

Cash flows from investing activities:
Purchase of equipment	(5,026)	-
Net cash used in investing activities	(5,026)	-

Cash flows from financing activities
Proceeds from stock subscriptions	127,970	454,205
Payments on equipment loan	(4,282)	(12,118)
Payments on convertible notes payable	-	(27,500)
Net cash provided by financing activities	123,688	414,587

Net increase (decrease) in cash	(62,645)	251,089
Cash at beginning of period	351,043	12,450
Cash at end of period	$ 288,398	$ 263,539
Supplemental schedule of cash flow information
Cash paid for interest	$ 1,772	$ 815
Cash paid for income tax	$ -	$ -
Supplemental schedule of non-cash financing activities
Equipment loan	$ -	$ 35,970

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

June 30, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Interim Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2017 financial statements.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

g. Property and Equipment

Property and equipment items are stated at cost.  Expenditure for minor repairs, maintenance, and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred. Expenditures exceeding $500 for new assets, or that increase the useful life of existing assets, are capitalized.  Depreciation is computed using the straight-line method.  The lives over which the property and equipment is depreciated are five to seven years.

h. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement as follows:

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. During the periods ended June 30, 2018 and June 30, 2017 there were 0 and 38,605,500 common stock equivalents from outstanding convertible notes included in the calculation.  As of June 30, 2018 there were 32,007,100 potentially dilutive shares related to convertible notes and 3,521,300 potentially dilutive shares related to subscription payables that needed to be considered as common stock equivalents.  The common stock equivalents were excluded from the calculation of diluted earnings per share because the effect these common stock equivalents would have been anti-dilutive as of June 30, 2018.

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

NOTE 3 - GOING CONCERN

The Company acknowledges that the funds on hand as of June 30, 2018, will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next

12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through August 31, 2018. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at June 30, 2018, and December 31, 2017:

	June 30, 2018	December 31, 2017

Equipment	$ 90,368	$ 85,343
Accumulated depreciation	(46,221)	(38,834)

Total Fixed Assets	$ 44,147	$ 46,509

Depreciation expense for the six months ended June 30, 2018 and 2017 was $7,388 and $5,372, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at June 30, 2018.

NOTE 6 - COMMON STOCK

As of June 30, 2018 the Company has a subscription payable of $924,375, for which they have the obligation to issue 3,521,300 shares of restricted common stock.  Of the share obligation, 3,052,550 are to be issued to satisfy proceeds from stock subscription agreements and 468,750 are to be issued for services rendered by the Company’s chief financial officer.

In February 2017, the Company entered into a stock purchase agreement with a related party, significant shareholder and debt holder (the “buyer”), under which the buyer may purchase up to $700,000 in shares of common stock at $0.25 per share. We have received $693,605 under this agreement as of the close of the subscription window on February 1, 2018, and of the corresponding 2,774,420 shares subscribed there are 2,734,420 shares that have yet to be issued as of the date of this report.

In September 2017, the Company entered into another stock purchase agreement with the buyer, under which the buyer may purchase up to $400,000 in shares of common stock at $0.25 per share.  If the buyer purchases the maximum allowed under the agreement, 1,600,000 shares of common stock would be issued in fulfillment of the Company’s obligation under the agreement. As of June 30, 2018, we have received $77,970 under this agreement. The buyer may subscribe the remaining $322,030, for up to 1,288,120 shares, under this agreement until September 1, 2018. None of the 311,880 shares subscribed, have been issued as of the date of this report.

On February 14, 2018 the Company announced that the consulting agreement with Mr. Merrell was terminated effective December 31, 2017, and that a new agreement was entered into effective January 1, 2018 under which Mr. Merrell would receive 2,000,000 shares of restricted common stock, vesting at 500,000 shares per year, for his service. An expense of $100,000 was recorded for the six month period ended June 30, 2018, which represents the fair value of the stock vested during that reporting period.  As of the date of this report no stock has been issued under this agreement.

In May 2018, the Company entered into three stock subscriptions agreements with two investors.  The subscriptions gave the investors the right to purchase up to 440,000 shares of restricted common stock at $0.25 per share.  The Company received $110,000 under these subscription agreements and issued the 440,000 shares of restricted stock in June to fully satisfy its obligations under the agreements.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

$100,000 Convertible Promissory Note

On November 12, 2012, the Company issued a $100,000 convertible promissory note to SCS, a related party and significant shareholder, as compensation for services provided and to be provided during the period April 1, 2012 through March 31, 2013.  The note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion.  On September 27, 2013, the Company amended the note to include a conversion price which of $0.01 per share for all unpaid principal and interest.  As of June 30, 2018 and December 31, 2017 interest accrued, but unpaid, was $34,356 and $31,629, respectively.

$130,100 Convertible Promissory Note

Prior to 2015, the Company entered into a convertible promissory note with SCS, a related party and significant shareholder, due on demand, bearing interest at 8% per annum, unsecured and convertible at $0.01 per share, with a price protection provision to a lower conversion price.  The balance of this note was $130,100 at June 30, 2018 and December 31, 2017 with accrued interest balances of $55,114 and $49,953, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company entered into a lease for office space in February 2017 for $950 per month.  In November 2017 the Company signed a six month extension of the lease with a lease payment of $978 per month. In July 2018 the Company signed a one year extension to the lease with a monthly lease payment of $1,008.  Obligations under this lease are as follows:

	2018	2019	2020
Office lease	$ 5,988	$ 8,063	$ -

In 2017 the Company entered into a 24 month lease for a nitric oxide analyzer, with a monthly payment of $1,014 per month.

Obligations under the equipment lease are as follows:

	2018	2019	2020
Equipment lease	$ 6,084	$ 11,154	$ -

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

When we begin generating revenue we will recognize revenue in accordance with ASC 606, Revenue From Contracts with Customers, issued by the FASB and IASB on May 28, 2014, with an implementation date beginning December 15, 2017.  Under the guidelines provided by ASC 606 an entity recognizes revenue to depict the transfer of goods and services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services.

Revenue is recognized in accordance with that core principal by applying the following steps:

Step 1 – Identify the contract(s) with a customer

Step 2 – Identify the performance obligation in the contract

Step 3 – Determine the transaction price

Step 4 – Allocate the transaction price to the performance obligations in the contract

Step 5 – Recognize revenue when, or as, the entity satisfies a performance obligation.

Our policy for our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

We account for income taxes in accordance with the Tax Cuts and Jobs Act and SAB 118

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

NU-MED has one of its research units placed with a research group that is currently using the unit in an animal study.  NU-MED will receive data during the study.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2018, we had assets of $336,712 with current assets of $292,565 and liabilities of $361,541. Our current assets consisted primarily of cash in the amount of $288,398 and prepaid expenses in the amount of $4,167.  We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders.  At this time, we have a stock subscription agreement under which the investor has the right to purchase up to $400,000 of restricted common stock at a price of $0.25 per share.  During the six month period ended June 30, 2018, we accepted $17,970 under this agreement and $110,000 under additional stock subscriptions agreements entered into with qualified investors.  We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

For the three months ended June 30, 2018 and June 30, 2017, we had no revenues and operating expenses of $168,713 and $111,303, respectively.  For the three months ended June 30, 2018 and June 30, 2017 we had other expenses of $4,842 and $4,750, respectively.  For the three months ended June 30, 2018 and June 30, 2017, we had net losses of $173,555 and $116,053, respectively.  Consulting expenses increased by $90,948 to $112,690 in the three months ended June 30, 2018 compared to $21,742 for the three months ended June 30, 2017 as we accelerated the work by our FDA consultant to put into place the documentation required for the FDA submission process.  Lab supplies were $38,146 lower for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, as the majority of the parts needed for the hospital unit were purchased in 2017.We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital beyond the $400,000 stock subscription earlier mentioned.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

For the six months ended June 30, 2018 and June 30, 2017, we had no revenues and operating expenses of $311,276 and $181,029, respectively.  The increased operating expenses primarily resulted from a $159,869 increase in consulting expenses, growing from $204,711 for the six month period ended June 30, 2018 compared to $44,842 for the six month period ended June 30, 2017. For the six months ended June 30, 2018 we had other expenses of $9,765.  For the six months ended June 30, 2017 we had other income of $4,053,627, primarily resulting from a $6,716,358 gain on extinguishment of debt, offset by a loss on derivative of $2,632,571.  For the six months ended June 30, 2018 we had a net loss of $321,041.  For the six months ended June 30, 2017, we had net income of $3,872,598 due to the gain on extinguishment earlier discussed.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital beyond the $400,000 stock subscription earlier mentioned.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

Based on that evaluation, as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2018, we have not purchased any equity securities nor have any officers or directors of the Company.

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

NU-MED PLUS, INC.,

(Registrant)

August 1, 2018

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive Officer

August 1, 2018

By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting

       Officer