Form 10-Q
period 2018-09-30
Nu-Med Plus, Inc.
filed 2018-11-19
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [  ]   No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Outstanding as of November 19, 2018

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

40,934,375 shares of $0.001 par value common stock on November 19, 2018

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2018

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

NU-MED PLUS, INC.

Condensed Balance Sheets

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets
Cash	$ 168,262	$ 351,043
Prepaid expense	343,624	9,167
Total current assets	511,886	360,210
Long-term assets
Property and equipment, net	40,565	46,509
Total assets	$ 552,451	$ 406,719

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 11,430	$ -
Accounts payable – related party	6,547	4,000
Accrued Expense	96,511	84,411
Equipment loan – current portion	9,399	9,399
Convertible Promissory Notes – Related party	230,100	230,100
Total current liabilities	353,987	327,910
Long-term liabilities
Equipment loan – long-term portion	3,980	10,567
Total liabilities	357,967	338,477
Commitments and contingencies	-	-
Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 40,934,375 and 37,563,125 shares issued and outstanding, as of September 30, 2018 and December 31, 2017, respectively.	40,934	37,564
Additional paid-in capital	4,716,827	3,728,836
Stock subscription payable	789,175	806,405
Accumulated deficit	(5,352,452)	(4,504,563)
Total stockholders' equity (deficit)	194,484	68,242
Total liabilities and stockholders' equity (deficit)	$ 552,451	$ 406,719

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017

Revenue	$ -	$ -	$ -	$ -

Operating expenses
General and administrative expense	40,064	31,831	87,191	49,293
Payroll expense	59,266	11,527	184,716	34,099
Rent expense	4,540	4,287	13,504	12,416
Professional and consulting fees	414,618	86,518	536,965	214,012
Depreciation expense	3,581	3,586	10,969	8,958
Total operating expenses	522,069	137,749	833,345	318,778

Operating Loss	(522,069)	(137,749)	(833,345)	(318,778)

Other income/expense
Interest expense	(4,779)	(5,228)	(14,544)	(13,880)
Amortization of debt discount	-	-	-	(21,508)
Gain on extinguishment of debt	-	-	-	6,716,358
Loss on derivative	-	-	-	(2,632,571)
Total other income/expense	(4,779)	(5,228)	(14,544)	4,048,399
Income tax expense	-	-	-	-

Net income (loss)	$ (526,848)	$ (142,977)	$ (847,889)	$ 3,729,621

Basic income (loss) per share	$ (0.01)	$ (0.00)	$ (0.02)	$ 0.10
Weighted average common shares outstanding - basic	39,043,668	37,322,711	38,187,449	37,322,415

Diluted income (loss) per share	$ (0.01)	$ (0.00)	$ (0.02)	$ 0.05
Weighted average common shares outstanding - diluted	39,043,668	37,322,711	38,187,449	76,399,015

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc. Condensed Statements of Cash Flows (Unaudited)
	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Cash flows from operating activities:
Net income (loss)	$ (847,889)	$ 3,729,621
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,970	8,958
Gain on debt extinguishment	-	(6,716,358)
Stock-based compensation	182,061	-
Stock issued for services performed	309,000	24,949
Amortization of debt discount	-	21,508
Loss on derivative liability	-	2,632,571
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(4,457)	-
(Decrease) increase in accounts payable	11,430	(5,065)
Decrease in related party payables	2,547	(2,000)
Increase (decrease) in accrued expense	12,100	14,486
Net cash used in operating activities	(324,238)	(291,330)
Cash flows from investing activities:
Purchase of equipment	(5,026)	-
Net cash used in investing activities	(5,026)	-
Cash flows from financing activities
Proceeds from stock subscriptions payable	43,070	-
Proceeds from issuance of common stock	110,000	729,705
Payments on equipment loan	(6,587)	(14,012)
Payments on convertible notes payable	-	(27,500)
Net cash provided by financing activities	146,483	688,193
Net increase (decrease) in cash	(182,781)	396,863
Cash at beginning of period	351,043	12,450
Cash at end of period	$ 168,262	$ 409,313
Supplemental schedule of cash flow information
Cash paid for interest	$ 2,488	$ 1,962
Cash paid for income tax	100	-
Supplemental schedule of non-cash financing activities
Equipment loan	-	35,970
Common stock issued to settle subscription payable	60,300	-
Common stock issued for prepaid services	495,000	-

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

September 30, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Interim Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2017 financial statements.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

b. Reclassification of operating expenses

The Company has made a reclassification of the 2017 operating expenses that affects general and administrative expense and professional and consulting fees.  In the previously published 2017 financial statement presentations legal fees were included in general and administrative expenses.  In these accompanying unaudited financial statements those legal expenses have been reclassified to professional and consulting fees for comparative purposes, as in the 2018 financial presentation legal fees are included in the professional and consulting fee operating expenses.

c. Revenue Recognition

The Company is currently developing its products. It is anticipated that revenue will be recognized on product sales once the product has been shipped to the customers, persuasive evidence of an agreement exists, the price is fixed or determinable, and collectability is reasonably assured.

d. Estimates

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

h. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement as follows:

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. For the three months ended September 30, 2018 and September 30, 2017 there were no common stock equivalents from outstanding convertible notes included in the calculation.  For the nine months ended September 30, 2018 and September 30, 2017 there were -0- and 39,076,600 common stock equivalents from outstanding notes included in the calculation.  As of September 30, 2018 there were 32,294,231 potentially dilutive shares related to convertible notes and 3,152,950 potentially dilutive shares related to subscription payables that needed to be considered as common stock equivalents.  The common stock equivalents were excluded from the calculation of diluted earnings per share because the effect these common stock equivalents would have been anti-dilutive as of September 30, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

k. Recent Accounting Pronouncements

Public Law No. 115-97, known as the Tax Cuts and Jobs Act “the “Tax Act”). Enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  Also, on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act.  SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting.  Any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.  As the Company has net operating loss carryforwards which will offset tax liability for the coming year or years, no adjustments for the effect of the income tax rate change is reflected in our financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity of financial reporting for non-employee share-based payments. Currently, the accounting requirements for non-employee and employee share-based payments are significantly different. ASU 2018-07 expands the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, “Equity — Equity-Based Payments to Nonemployees”. The amendments to ASU 2018 - 07 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09, (Topic 606), “Revenue from Contracts with Customers”. The Company is currently evaluating ASU 2018-07 and its impact on its condensed consolidated financial statements or disclosures.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is in the process of evaluating the impact of the final rule on its consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 3 - GOING CONCERN

The Company continues to accumulate significant operating losses and has an accumulated deficit of $5,352,452 at September 30, 2018.  The funds on hand as of September 30, 2018, will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company acknowledges that the funds on hand as of September 30, 2018, will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through December 31, 2018. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at September 30, 2018, and December 31, 2017:

	September 30, 2018	December 31, 2017

Equipment	$ 90,368	$ 85,343
Accumulated depreciation	(49,803)	(38,834)

Total Fixed Assets	$ 40,565	$ 46,509

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $10,969 and $8,958, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at September 30, 2018.

NOTE 6 - COMMON STOCK

Subscription Payable:

As of September 30, 2018, the Company has a subscription payable of $789,175, for which they have the obligation to issue 3,152,950 shares of restricted common stock.

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

In September 2017, the Company entered into another stock purchase agreement with the buyer, under which the buyer may purchase up to $400,000 in shares of common stock at $0.25 per share.  The agreement expired on August 30, 2018.  As of September 30, 2018, we have received $103,070 under this agreement for 412,280 shares, which have not been issued as of the date of this report.  (See also Note 9 for subsequent investment by this related party).

Common Stock Issued to Officer:

In February 14, 2018 the Company announced that the consulting agreement with the Chief Financial Officer (Mr. Merrell) was terminated effective December 31, 2017, and that a new agreement was entered into effective January 1, 2018 under which Mr. Merrell would receive 2,000,000 shares of restricted common stock, vesting at 500,000 shares per year, for his service.  The term of the agreement is for one year, renewable for one year extensions up to four years.  The Company issued all 2,000,000 shares to Mr. Merrell on August 20, 2018.  Any common shares not earned during the four-year period are to be returned or cancelled.  An expense of $150,000 was recorded for the nine-month period ended September 30, 2018, which represents the fair value of the stock vested during that reporting period.  A charge will be made each quarter as the shares are earned under the provisions of the agreement until such time as all shares have been earned.

Common Stock Issued for Cash:

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

Common Stock Issued for Services:

In September 2018, the Company issued 650,000 shares of stock to two consultants.  Of the shares, 150,000 were issued under a consulting contract for services rendered and vested upon issue and 500,000 shares of restricted stock were issued to a consultant for services rendered and to be rendered through June 1, 2019.  Consulting expenses amounting to $309,000 have been recorded during the nine-month period ended September 30, 2018.  A prepaid expense of $330,000 is recorded and will be amortized over the term of the consulting agreement.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

$100,000 Convertible Promissory Note

On November 12, 2012, the Company issued a $100,000 convertible promissory note to SCS, a related party and significant shareholder, as compensation for services provided and to be provided during the period April 1, 2012 through March 31, 2013.  The note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion.  On September 27, 2013, the Company amended the note to include a conversion price which of $0.01 per share for all unpaid principal and interest.  As of September 30, 2018 and December 31, 2017 interest accrued, but unpaid, was $35,762 and $31,629, respectively.

$130,100 Convertible Promissory Note

Prior to 2015, the Company entered into a convertible promissory note with SCS, a related party and significant shareholder, due on demand, bearing interest at 8% per annum, unsecured and convertible at $0.01 per share, with a price protection provision to a lower conversion price.  The balance of this note was $130,100 at September 30, 2018 and December 31, 2017 with accrued interest balances of $57,774 and $49,953, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company entered into a lease for office space in February 2017 for $950 per month.  In November 2017 the Company signed a six-month extension of the lease with a lease payment of $978 per month. In July 2018 the Company signed a one-year extension to the lease with a monthly lease payment of $1,008.  Obligations under this lease are as follows:

	2018	2019	2020
Office lease	$ 3,024	$ 8,063	$ -

In 2017 the Company entered into a 24-month lease for a nitric oxide analyzer, with a monthly payment of $1,014 per month.

Obligations under the equipment lease are as follows:

	2018	2019	2020
Equipment lease	$ 3,042	$ 12,167	$ -

The lease is a capital lease, with the option to purchase at the end of the lease term.  The Company plans to exercise the purchase option under the lease, whereby 70% of the lease payments will be applied toward the purchase price of the equipment.

NOTE 9 - SUBSEQUENT EVENTS

On October 18, 2018 the company agreed to amend the stock purchase agreement entered into in September 2017 with the buyer, under which the buyer may purchase up to $400,000 in shares of common stock at $0.25 per share. (see Note 6).  The agreement had an expiration date of August 30, 2018.  Upon agreeing to extend the expiration date to August 30, 2019, the Company accepted $25,000 under that agreement, under which the buyer may purchase up to $400,000 in shares of common stock at $0.25 per share.  A total of $128,070 has been received under this agreement, there are 512,280 shares of restricted common stock that will be issued in satisfaction of the Company's obligation under those agreements.

On October 24, 2018 the Company entered into stock subscription agreements with two individuals under which they may purchase up to $35,000 in shares of common stock at $0.25 per share.  The Company accepted $35,000 under those agreements on October 24, 2018, and there are 140,000 shares of restricted common stock that will be issued in satisfaction of the Company’s obligation under those agreements.

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

NU-MED PLUS has focused on the development of five distinct products for the delivery of nitric oxide. NU-MED products have not been fully developed; therefore, we have not made any submission for FDA approval under any medical use.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2018, we had assets of $552,451 with current assets of $511,886 and liabilities of $357,967. Our current assets consisted primarily of cash in the amount of $168,262 and prepaid expenses in the amount of $343,624. We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses.  Without additional capital, we will not be able to stay in business and move our business plan forward. We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders.  At this time, we have a stock subscription agreement under which the investor has the right to purchase up to $400,000 of restricted common stock at a price of $0.25 per share.  In October 2018, agreement was reached to extend the expiration date of this agreement to August 30, 2019.  During the nine-month period ended September 30, 2018, we accepted $43,070 under this agreement and $110,000 under additional stock subscriptions agreements entered into with qualified investors.  We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase. Any refinement or modification of the product after the prototype is developed would also require additional capital. At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

For the three months ended September 30, 2018 and September 30, 2017, we had no revenues and operating expenses of $522,069 and $137,749, respectively.  For the three months ended September 30, 2018 and September 30, 2017 we had other expenses of $4,779 and $5,228, respectively.  For the three months ended September 30, 2018 and September 30, 2017, we had net losses of $526,848 and $142,977, respectively.  Consulting expenses increased by $366,523 to $411,346 in the three months ended September 30, 2018 compared to $48,532 for the three months ended September 30, 2017 as we accelerated the work by our FDA consultant to put into place the documentation required for the FDA submission process and initiated our investor relations program.  Lab supplies were $6,308 lower for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, as the majority of the parts needed for the hospital unit were purchased in 2017.We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital beyond the $400,000 stock subscription earlier mentioned.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

For the nine months ended September 30, 2018 and September 30, 2017, we had no revenues and operating expenses of $833,345 and $318,778, respectively.  The increased operating expenses primarily resulted from a $422,684 increase in consulting expense, growing to $516,058 for the nine-month period ended September 30, 2018 compared to $93,374 for the nine-month period ended September 30, 2017. For the nine months ended September 30, 2018 we had other expenses of $14,544.  For the nine months ended September 30, 2017 we had other income of $4,048,399, primarily resulting from a $6,716,358 gain on extinguishment of debt, offset by a loss on derivative of $2,632,571.  For the nine months ended September 30, 2018 we had a net loss of $847,889.  For the nine months ended September 30, 2017, we had net income of $3,729,621 due to the gain on extinguishment earlier discussed.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital beyond the $400,000 stock subscription earlier mentioned.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

SUMMARY OF BALANCE SHEET INFORMATION

The table below represents a summary of our condensed consolidated balance sheets at September 30, 2018 and December 31, 2017:

September 30, 2018

December 31, 2017

Cash and cash equivalents

$  168,262

$ 351,043

Total current assets

    511,886

   360,210

Total assets

    552,451

   406,719

Total liabilities

    357,967

   338,477

Accumulated deficit

(5,352,452)

              (4,504,563)

Total stockholders’ equity

    194,484

     68,242

Cash and cash equivalents decreased by $182,781 at September 30, 2018 compared to December 31, 2017.  The decrease in cash is due to the payment of operating expenses and the increased costs of consultants as we work to finalize the design and building of our products, offset by cash received under stock subscription agreements.

Total liabilities increased by $19,490 at September 30, 2018 compared to December 31, 2017 primarily due to increases in accounts payable and accrued expenses, of which accrued interest on notes is the largest component.

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

Based on that evaluation, as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2018, we have not purchased any equity securities nor have any officers or directors of the Company.

Item 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosure

Not applicable.

ITEM 5.  Other Information

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

November 19, 2018

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive Officer

November 19, 2018

By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting

       Officer