Form 10-K
period 2018-12-31
Nu-Med Plus, Inc.
filed 2019-04-01
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

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

Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: At June 30, 2018, the Company’s last sale price of its stock was $1.00 resulting in an aggregate market value of our common stock held by non-affiliates of $20,707,863.

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

Class

Outstanding as of April 1, 2019

41,514,375 shares of $0.001 par value common stock on April 1, 2019

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

Business

NU-MED is a medical device company principally engaged in the design, innovation, development, enhancement and commercialization of beginning, early, and selective later-stage quality medical devices. The mission of NU-MED is to design, develop, and market technologies utilizing nitric oxide in the medical device field. Our technologies will focus on market niches in high growth trend areas.  Our products are developed to target a current need in medical procedures by improving upon an existing technology or device or by designing a device to serve a currently unfilled need that is clearly defined and acknowledged by medical professionals. Our focus has been on the creation of a nitric oxide generating formulation, a hospital bedside nitric oxide delivery system, a clinical unit for use in medical clinics and rehabilitation centers and a mobile rechargeable device to deliver nitric oxide gas to offer solutions to hospitals, health systems and the medical community throughout the world.

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

During research and development, additional nitric oxide generation and delivery technologies were discovered that could potentially allow a more rapid path to United States Food and Drug Administration (“FDA”) approval of final products for the market place. Nu-Med is currently researching and developing these technologies and has built and tested proof of concept prototypes and full engineering mockups. We are now engaged in producing a final unit for testing with the goal of an FDA 510(k) submission. Nu-Med has applied for a patent to protect these new technologies.

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

Products

Nitric oxide is an extremely important bio-mediator in the human body that is produced from the amino acid l-arginine.  Nitric oxide has anti-inflammatory properties, antibacterial, antiviral and antifungal properties which make it useful in certain medical treatments. At the present time inhaled nitric oxide (INO) is used as a selective vaso-dilator in infants. The only FDA approved use of nitric oxide at this time is for the treatment of Hypoxia in premature infants and newborn babies. Management is not aware of any other potential uses of nitric oxide that have been cleared by the FDA, but this may change as new submittals are made. The heavy costs of delivering nitric oxide to patients have created limitations in the use of nitric oxide. As an additional motivation to reduce these costs, discoveries that have occurred since the first FDA approved use of nitric oxide in 1999 have led to new potential uses, which still need FDA approval, in a wide variety of diseases and health complications, including COPD, flu viruses, bacterial infections, tuberculosis, head injuries and much more. NU-MED hopes to take advantage of the expanding medical uses of nitric oxide and the current high costs of delivering nitric oxide by developing a new generated nitric oxide method that reduces the delivery costs and can be used in a variety of medical and research settings.  Given NU-MED’s size, we do not anticipate being involved in any studies on new uses of nitric oxide and will rely on other parties to continue to advance the uses of nitric oxide.

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

We approximate that non-clinical laboratory sales could take place earlier than FDA approval. Management anticipates that selling our units earlier into the market as laboratory equipment or to international groups will pave the way for sales of our medical delivery devices, but any financial contributions from intellectual property licenses and sales, non-medical sales will not be adequate to fund the substantial costs of the FDA approval process for human medical uses.  Even with sales to laboratories or other uses, we will require additional funding, which we currently do not have in place and cannot say that we will be able to obtain, or to obtain at acceptable rates.

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

Clinical Delivery System. The clinical system is a simplified version of the hospital unit.  While it can be used in a hospital setting it was designed to be operated and used in a less medically intensive environment, such as a doctor’s office or physician’s clinic. It is a smaller and more portable unit, lending itself to clinical use on an as needed basis, rather than full-time use for which the hospital unit is designed.  Administration is via nasal cannula or non-rebreather face mask. Similar to a dialysis center concept, patients would be treated with nitric oxide on as needed basis.

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

Reagent Delivery. During development of the Nu-Med line of medical nitric oxide delivery systems it was discovered that a system could be built that would provide the research community with a variable concentration source of nitric oxide for experiments. A preliminary system has been built that can provide a wide range of concentrations and flow rates of NO.  This was reduced to practice and a delivery system is now available in limited quantities for research use.

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

Description of Property

NU-MED’s corporate office is at 455 E 500 S, Suite 203, Salt Lake City, Utah 84111.  Our R&D facility is located at 1266 S 1380 W Orem, Utah 84058.   We pay rent of $950 per month for the corporate office and $525 per month for the R&D facility.  Our office rent increased to $1,008 per month effective March 1, 2018. Until we expand our operations the executive office arrangement will provide us the flexibility to expand our corporate offices as needed without being committed to long term overhead or office space we currently do not need.  Our office lease is on a 6-month term, while our laboratory lease is on a month to month basis.  Management believes these facilities will serve our purposes for at least the next twelve months.

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

The following is a brief summary of applicable governmental regulations to which we may be subject in our planned business operations related to the use of our products in the medical field.  It should be noted that the application for FDA regulatory approval of our devices is a long and costly pathway.  As we do not currently have the capital to engage in any regulatory approval,  for the foreseeable future we will be focused on the development of our technology and additional patent applications.

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

Concentration of Customers

Currently we do not have any customers and will not have any customers until our product is through the development stage and testing stage.

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

Research and Development Costs During the Last Two Fiscal Years

We are currently expensing our costs under a general operating expense category instead of capitalizing any research and development expenses.

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

We have note payables which may be converted into shares of our common stock.  Two of the notes, with total balances of $328,202 are convertible at $0.01 per share of principal and interest.  With approximately $230,100 in principal and $98,102 in accrued interest on the notes, if the notes and accrued interest are converted, over 40,801,200 additional shares would be issued.  If all of the notes and accrued interest were converted into shares of our common stock, investors would suffer substantial dilution to their ownership percentage in NU-MED and to their overall value.  We would expect any issuance to be very dilutive to current investors, resulting in potential loss of value to the investors.

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

ITEM 2. PROPERTIES

NU-MED’s corporate office is at 455 E 500 S, Suite 203, Salt Lake City, Utah 84111.  Our R&D facility is located at 1266 S 1380 W Orem, Utah 84058.   We pay rent of $1,008 per month for the corporate office and $525 per month for the R&D facility.  The executive office arrangement will provide us the flexibility to expand our corporate offices as needed, without being committed to long term overhead or office space we currently do not need.  Our executive office lease is for a term of twelve months, which runs through August 31, 2019, and our laboratory lease is on a month to month basis.  Management believes these facilities will serve our purposes for at least the next twelve months.

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

Quarter Ended

High Bid

Low Bid

December 2018

$0.92

$0.452

September 2018

$1.00

$0.45

June 2018

$1.01

$0.45

March 2018

$0.60

$0.30

December 2017

$0.40

$0.30

September 2017

$0.39

$0.18

June 2017

$0.40

$0.151

March 2017

$0.40

$0.20

At April 1, 2019, the Company had approximately 142 shareholders of record.  As of April 1, 2019, the Company had 41,514,375 shares of its Common Stock issued and outstanding.

Transfer Agent

NU-MED’s transfer agent is Issuer Direct Corporation, 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117; telephone number 801-272-9294.

Recent Sales of Unregistered Securities

During the fourth quarter of 2018, the Company entered into four stock purchase agreements under which the buyer may purchase up to $10,000, $15,000, $20,000, and $100,000, respectively, in shares of common stock at $0.25 per share.  During 2018 and January 2019 the buyers exercised their rights and purchased the maximum number of shares permitted under their respective agreements.  The Company issued 580,000 shares of restricted common stock to fully satisfy its obligation under those agreements.

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

c. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares

d.  Stock-based Compensation

The Company, in accordance with ASC 718, Compensation – Stock Compensation, records all share-based payments to employees at the grant-date fair value of the equity instruments issued. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company uses the closing price of the stock, as quoted by NASDAQ, on the date of the grant.  The Company believes this pricing method provides the best estimate of fair the fair value of the consideration given.  Compensation cost is recognized over the requisite service period.

The Company, in accordance with ASC 505, Compensation – Stock Compensation, establishes the value of equity instruments issued to non-employees for goods and services by using the closing price of the stock, as quoted by NASDAQ, on the date of the grant.  The Company believes this method fairly establishes the value of the goods and/or services received.

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

In February 2016 the Financial Standards Accounting Board (“FASB”) issued ASU 2016-02, “Leases”, which is intended to improve financial reporting for lease transactions.  This ASU will require organizations that lease assets, such as real estate and manufacturing equipment, to recognize both assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make the lease payments created by those leases that have terms of greater than twelve months.  The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases.  These disclosures will include qualitative and quantitative requirements, providing addition information about the amounts recorded in the financial statements.  The ASU will be adopted by the Company in the first quarter of 2019 and will not have a material impact on its financial statements.

In February 2018, the FASB issued Accounting Statement Update No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This ASU allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for certain income tax effects stranded in AOCI as a result of the Tax Act.  The reclassification eliminates the stranded tax effects resulting from the Tax Act and is intended to improve the usefulness of information reported to financial statement users.  ASU No. 2018-02 is effective for reporting periods beginning on January 1, 2019; early adoption is permitted. The Company does not currently have amounts to be reclassified under this and therefore believes it will not have an impact on its financial statements and statements of operations.

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

Liquidity and Capital Resources

At December 31, 2018, we had assets of $423,016 with current assets of $385,225 and liabilities of $374,489. Our current assets consisted of cash in the amount of $167,513 and prepaid expenses in the amount of $218,712.  At December 31, 2017, we had assets of $406,533 with current assets of $360,210 and liabilities of $327,910. We currently have sufficient cash to pay ongoing expenses for the next six months, after which we will have to rely on loans from shareholders to cover expenses.  Without additional capital, we will not be able to stay in business and move our business plan forward.  During the year ended December 31, 2018, we received cash for the purchase of common stock in the amount of $298,070, and $50,000 of cash proceeds in January 2019 for a subscription agreement entered into in 2018.  During the year ended December 31, 2017, we entered into stock subscription agreements in the amount of $20,000, $700,000 and $400,000, under which we have drawn $872,605. We currently have no commitments beyond this stock subscription for the needed capital. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales and potential loans from investors and shareholders.  If we are unable to raise additional capital, we will be forced to suspend operations until such capital can be raised or go out of business.  We cannot project the full costs to bring our proposed product to market or the timing of such commercialization.  Given that our product is in the medical field, testing is very expensive and we will need additional capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the year ended December 31, 2018, we had no revenues, operating expenses of $1,169,311 and interest expense of $19,536, resulting in a net loss of $1,188,846 compared to a net income for the year ended December 31, 2017 of $3,577,002 which resulted from a $4,083,787 gain on derivative. Operating expenses in 2018 increased $702,792 over 2017, primarily due to an increase in payroll expense of $206,782 which resulted from stock-based compensation and $429,811 in professional and consulting fees as we engaged FDA consultants and developers to move our products toward finalization.  Excluding the gains on derivative, we generated a net operating loss of $466,519 in 2017.We will continue to experience operating losses as we move forward with patent filings and retain additional consultants to assist with ongoing development work.  We were able to utilize our stock to pay for many of the consultants which has allowed us to preserve our limited cash.  We anticipate losses to continue for the foreseeable future and for the losses to increase as we hire personnel and move into more development and testing phases of our proposed products. Additionally, we are preparing patent applications which will require additional capital to pay for outside attorneys and consultants.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.

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

In 2015, the Company received $55,000 for which it issued a convertible note payable with a maturity date of November 18, 2017, unsecured and convertible into shares of common stock at $0.25 per share with a price protection provision to adjust to a lower conversion price.  As the note carried no rate of interest, during 2015, 50,000 shares of restricted common stock were issued in consideration.  In December 2016 and January 2017, payments of $27,500 each were made against the note, extinguishing all obligations, and the note was retired.

We had a gain on derivative liability of $4,083,787 during the year ended December 31, 2017.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - 2013.  Based on this evaluation, our management concluded that, as of December 31, 2018, our internal controls over financial reporting were not effective to provide reasonable assurances based on the above criteria.

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

Name	Age	Title
Jeffrey L. Robins	70	CEO, Director
William G. Moon	69	Vice President of Technology/Operations, Director
Dr. Craig Morrison	74	Director
Tom Tait	61	Director, Vice-President of Scientific Advancement
Dr. Brett Earl	47	Director, Vice-President of Medical Marketing
Keith Merrell	73	Chief Financial Officer

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

•

Keith L. Merrell: Chief Financial Offer and Principal Accounting Officer, Secretary and Treasurer.  Mr. Merrell serves as our Chief Financial Officer, Secretary and Treasurer.  Mr. Merrell draws on over 35 years of accounting experience to manage our accounting functions and interface with our independent public accountants.  He spent two years in the field of public accounting and has served as Chief Financial Officer for four other public companies.  He currently serves full-time as our Chief Financial Officer and also serves as part-time CFO of another public company.  His business career includes extensive experience in management, sales and marketing, consulting, and merger and acquisition work.  He graduated from Arizona State University with a B.S degree in Accounting.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2018, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Jeffrey L. Robins	2018	$42,600	--	--	--	--	--	$42,600
CEO	2017	$42,600	--	--	--	--	--	$42,600
	2016	$42,600	--	--	--	--	--	$42,600
Keith L. Merrell	2018	$24,000	--	$232,063	--	--	--	$256,063
CFO	2017	--	--	$38,125	--	--	--	$38,125
	2016	--	--	$78,856	--	--	--	$78,856

________________

Mr. Robins began taking a salary in February 2012.  Mr. Robins’ salary is currently $42,600 a year or $3,550 a month.

Mr. Merrell joined the Company in August 2015.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at fiscal year-end 2018, 2017 or 2016.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2018, 2017 and 2016, there were no stock options or SAR Grants.

Stock Option Exercise

In fiscal 2018, 2017 and 2016, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2018, 2017 or 2016 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.  We did not compensate our directors for service on the Board of Directors during fiscal 2018, 2017 or 2016.

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

No such interlocks existed or such decisions were made during fiscal years 2018 or 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of April 1, 2019, with respect to the beneficial ownership of the Company’s common stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock.  At April 1, 2019, there were 41,514,375 shares of common stock outstanding.

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

	Amount of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Common stock
Principal Shareholders
Jeffrey L. Robins 2152 W. Bryce Drive Kaysville, Utah 84037	5,000,000	12.04%
William G. Moon 2595 North 140 East, #306 Provo, Utah 84604	4,000,000	9.64%
Dr. Craig Morrison 2595 North 140 East Provo, Utah 84604	2,000,000	4.82%
Keith L. Merrell	2,681,250	6.46%
1240 Mueller Park Rd.
Bountiful, UT 84010

Smith Corporate Services, Inc. 455 East 500 South, Suite 201 Salt Lake City, Utah 84111	2,125,262	5.12%
Thomas A. Tait 514 Americas Way #5556 Box Elder SD,57719	4,000,000	9.64%
Officers and Directors
Jeffrey L. Robins	5,000,000	12.04%
William G. Moon	4,000,000	9.64%
Dr. Craig Morrison	2,000,000	4.82%
Thomas A. Tait	4,000,000	9.64%
Dr. Brett Earl	1,000,000	2.41%
Keith Merrell	2,681,250	6.46%
Director and executive officer of the
Company (7 individuals)	18,681,250	45.01%

_________________________________

Smith Corporate Services, Inc. (dba SCS, Inc. or “SCS”) is owned and controlled by Karl Smith.  SCS is owed $230,100 in principal and $98,102 in accrued interest by NU-MED.  Under the terms of the notes, the notes may be converted into shares of the Company’s common stock at the rate of one share of common stock for every $0.01 in principal and interest.  The notes may not be converted, at any one time, into more than 4.9% of the Company’s issued and outstanding shares of Common Stock unless a change of control occurs or a fundamental transaction which would include a merger, reorganization or asset sale. If SCS’s ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%. In addition to the shares owned by SCS, a trust of Mr. Smith’s wife owns 150,000 shares.

Control by Existing Stockholders

Current management has over 45% of the issued and outstanding shares of common stock.  As a result, it is likely they will be able to control NU-MED and will most likely continue to be in a position to elect at least a majority of the Board of Directors of NU-MED, to dissolve, merge or sell the assets of NU-MED, and generally, to direct the affairs of NU-MED.  Additionally, a principal shareholder, SCS, is owed funds under convertible promissory notes which may be converted into shares of the Company at the rate of one share of common stock for every $0.01 in principal and interest.  The notes may not be converted, at any one time, into more than 4.9% of the Company’s issued and outstanding shares of Common Stock unless a change of control occurs or a fundamental transaction which would include a merger, reorganization or asset sale.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has selected Sadler, Gibb and Associates, LLC as its independent public accounting firm.  Fees paid for their services were:

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $18,100 and $17,500 for each of the years ending December 31, 2018 and 2017, respectively.

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

NU-MED PLUS, INC.

April 1, 2019

By:  /s/ Jeffrey L. Robins

        Jeffrey L. Robins, CEO, Principal Executive

April 1, 2019

By: /s/ Keith L. Merrell

       Keith L. Merrell, CFO/Principal Accounting

       Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature

Title

Date

/s/ Jeffrey L. Robins

Director, CEO

April 1, 2019

Jeffrey L. Robins

/s/ William G. Moon

Director

April 1, 2019

William G. Moon

/s/ Dr. Craig Morrison

Director

April 1, 2019

Dr. Craig Morrison

/s/ Thomas A. Tait

Director

April 1, 2019

Thomas A. Tait

/s/ Dr. Brett Earl

Director

April 1, 2019

Dr. Brett Earl

Nu-Med Plus, Inc.

Financial Statements

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nu-Med Plus, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nu-Med Plus, Inc. (“the Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses, experienced negative cash flows from operations, and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Salt Lake City, UT

April 1, 2019

NU-MED PLUS, INC.

Balance Sheets

	December 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash	$ 167,513	$ 351,043
Prepaid expense	218,712	9,167
Total current assets	386,225	360,210

Property and equipment, net	36,791	46,509
Total long-term assets	36,791	46,509
Total assets	$ 423,016	$ 406,719

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 9,782	$ -
Accounts payable – related party	6,000	4,000
Accrued expense	117,648	84,411
Equipment loan – current portion	10,959	9,399
Convertible promissory notes, net – related party	230,100	230,100
Total current liabilities	374,489	327,910
Long-term liabilities
Equipment loan – long-term portion	-	10,567
Total liabilities	374,489	338,477
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 41,274,375 and 37,563,125 shares issued and outstanding, as of December 31, 2018 and 2017, respectively.	41,274	37,564
Additional paid-in capital	4,851,487	3,728,836
Stock subscription payable	849,175	806,405
Accumulated deficit	(5,693,409)	(4,504,563)
Total stockholders' equity	48,527	68,242
Total liabilities and stockholders' equity	$ 423,016	$ 406,719

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Operations

	Year ended	Year ended
	December 31, 2018	December 31, 2017
Revenue	$ -	$ -

Operating expenses
General and administrative expense	128,103	64,965
Payroll expense	246,183	39,401
Rent expense	18,102	17,241
Professional and consulting Fees	762,180	332,369
Depreciation expense	14,743	12,543
Total operating expenses	1,169,311	466,519

Operating Loss	(1,169,311)	(466,519)

Other income (expense)
Interest income	101	122
Interest expense	(19,536)	(18,880)
Amortization of debt discount	-	(21,508)
Gain (loss) on derivative	-	4,083,787
Total other income (expense)	(19,435)	4,043,521
Net income (loss) before income taxes	(1,188,746)	3,577,002
Income tax expense	100	-

Net income (loss)	$ (1,188,846)	$ 3,577,002

Basic earnings per share	$ (0.03)	$ 0.10
Weighted average common shares outstanding - basic	41,785,309	37,458,750
Diluted earnings per share	$ (0.03)	$ 0.05
Weighted average common shares outstanding – diluted	41,785,309	71,862,570

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC. Statements of Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, January 1, 2017	-	$ -	37,241,744	37,242	3,580,348	24,675	(8,081,565)	(4,439,300)
Common Stock issued under subscription	-	-	516,000	516	128,484	(129,000)	-	-
Stock subscription payable - services	-	-	-	-	-	38,125	-	38,125
Stock subscription payable - cash	-	-	-	-	-	872,605	-	872,605
Stock issued in conversion	-	-	304,525	304	79,506	-	-	79,810
Common stock returned and cancelled in settlement	-	-	(499,144)	(499)	(59,501)	-	-	(60,000)
Net income for the year ended Dec 31, 2017	-	-	-	-	-	-	3,577,002	3,577,002
Balance, December 31, 2017			37,563,125	$37,564	$3,728,836	$806,405	$ (4,504,563)	$ 68,242
Common stock issued under subscription agreements	-	-	1,061,250	1,061	254,239	(60,300)	-	195,000
Stock subscription payable - cash	-	-	-	-	-	103,070	-	103,070
Stock issued for service	-	-	650,000	650	638,350	-	-	639,000
Common stock issued for compensation	-	-	2,000,000	2,000	230,061	-	-	232,063
Net loss for the year ended Dec 31, 2018	-	-	-	-	-	-	(1,188,846)	(1,188,846)
Balance, December 31, 2018	-	$ -	41,274,375	$41,275	$4,851,488	$849,175	$ (5,693,409)	$ 48,527

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC. Statements of Cash Flows
	Year ended December 31, 2018	Year ended December 31, 2017
Cash flows from operating activities:
Net income (loss)	$ (1,188,846)	$ 3,577,002
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,743	12,543
Stock-based compensation	232,061	-
Subscription payable for services performed	-	38,125
Stock issued for services performed	432,863	-
Gain on derivative liability Feature	-	(4,083,787)
Amortization of debt discount	-	21,508
Changes in operating assets and liabilities:
Prepaid expenses	(3,408)	(9,167)
Accounts payable	9,782	(5,066)
Related party payables	2,000	-
Accrued expense	33,237	18,332
Net cash used in operating activities	(467,568)	(430,510)

Cash flows from investing activities:
Purchase of equipment	(5,025)	-
Net cash used in investing activities	(5,025)	-
Cash flows from financing activities
Proceeds from the sale of common stock	195,000	-
Proceeds from subscription payable	103,070	872,605
Payments for stock returned and cancelled in settlement	-	(60,000)
Payments on equipment loan	(9,007)	(16,002)
Payments on convertible debt – related party	-	(27,500)
Net cash provided by financing activities	289,063	769,103
Net change in cash	(183,530)	338,593

Cash at beginning of period	351,043	12,450

Cash at end of period	$ 167,513	$ 351,043
Supplemental schedule of cash flow information
Cash paid for interest	$ 3,106	$ 2,987
Cash paid for income taxes	$ -	$ -
Supplemental schedule of non-cash financing activities
Common stock issued for subscription payable	$ 60,300	179,000
Shares issued for conversion of debt	-	79,810
Equipment acquired with loan	-	35,970

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nu-Med Plus, Inc. (or “the Company”) is an emerging growth early stage medical device company principally engaged in the design, innovation, development, enhancement and commercialization of beginning, early, and selective later-stage quality medical devices. The Company's immediate focus is on the development of Nitric Oxide delivery devices, including a hospital unit, a clinical unit to be used in doctors’ offices and extended care facilities, a portable unit and a single use disposable unit.  We are also developing a powder formulation to generate Nitric Oxide that is 99% pure, with a one-year shelf life, a "desktop" generator device with controls plus safety monitors built in that delivers inhaled Nitric Oxide to replace expensive pressurized canisters and a compact mobile rechargeable device to deliver inhaled Nitric Oxide gas. The Company is incorporated in Utah.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments which are necessary for a fair statement of the results for interim periods have been included.

b. Revenue Recognition

The Financial Accounting Standards Board (“FSB”) issued new guidance for the recognizing and reporting of revenue in contracts with customers.  The effective date for implementation for public companies is January 1, 2018.

The new guidance established a five-step analysis to be followed when determining the recognition of revenue.

1.

 Identify the contract with a customer.

2.

Identify the performance obligations in the contract.

3.

Determine the transaction price.

4.

Allocate the transaction price to the performance obligations in the contract.

5.

Recognize revenue when, or as, the reporting organization satisfied a performance obligation.

While the Company is a development stage company with no revenue, at the time we begin to generate revenue the Company will recognize such revenue in conformity with the guidelines set forth by ASC 606.

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

d. Cash and Cash Equivalents

The Company considers all deposit accounts and investment accounts with an original maturity of 90 days or less to be cash equivalents.  The cash balance of $167,513 we currently have on deposit is within the limits for which the FDIC insures.

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

h. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement.  The company included shares subscribed but unissued in its calculation of earnings per share.

	For the year ended December 31, 2018	For the year ended December 31, 2017

Net (loss) earnings (numerator)	$ (1,188,846)	$ 3,577,002
Shares (denominator)	41,785,309	37,458,750
Net earnings per share amount - basic	$ (0.03)	$ 0.10
Shares (denominator)	41,785,309	71,862,570
Net earnings per share amount - diluted	$ (0.03)	$ 0.05

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of December 31, 2018 and 2017 there were 32,795,200 and 34,403,820, respectively, potential dilutive shares that needed to be considered as common share equivalents.

As of December 31, 2018 the dilutive shares were excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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

k. Stock-based Compensation

The Company, in accordance with ASC 718, Compensation – Stock Compensation, records all share-based payments to employees at the grant-date fair value of the equity instruments issued. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company uses the closing price of the stock, as quoted by NASDAQ, on the date of the grant.  The Company believes this pricing method provides the best estimate of fair the fair value of the consideration given.  Compensation cost is recognized over the requisite service period.

The Company, in accordance with ASC 505, Compensation – Stock Compensation, establishes the value of equity instruments issued to non-employees for goods and services by using the closing price of the stock, as quoted by NASDAQ, on the date of the grant. The Company believes this method fairly establishes the value of the goods and/or services received.

l.  Recent Accounting Pronouncements

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

In February 2016, the Financial Standards Accounting Board (“FASB”) issued ASU 2016-02, “Leases”, which is intended to improve financial reporting for lease transactions.  This ASU will require organizations that lease assets, such as real estate and manufacturing equipment, to recognize both assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make the lease payments created by those leases that have terms of greater than twelve months.  The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases.  These disclosures will include qualitative and quantitative requirements, providing addition information about the amounts recorded in the financial statements.  The ASU will be adopted by the Company in the first quarter of 2019 and will not have a material impact on its financial statements.

In February 2018, the FASB issued Accounting Statement Update No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This ASU allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for certain income tax effects stranded in AOCI as a result of the Tax Act.  The reclassification eliminates the stranded tax effects resulting from the Tax Act and is intended to improve the usefulness of information reported to financial statement users.  ASU No. 2018-02 is effective for reporting periods beginning on January 1, 2019; early adoption is permitted. The Company does not currently have amounts to be reclassified under this and therefore believes it will not have an impact on its financial statements and statements of operations.

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

NOTE 3 - GOING CONCERN

The Company anticipates that the funds on hand as of December 31, 2018, will not be sufficient to successfully prosecute its business plan and funding through the sale of equity capital and short-term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,250,000 for 2019. During the year ended December 31, 2017 the Company entered into subscription agreements in the amount of $20,000, $700,000 and $400,000, drew $772,605 against those agreements during the year ended December 31, 2017 and drew $93,070 during the year ended December 31, 2018.  In May 2018 the Company received $110,000 for subscription agreements. In September 2018 the Board reserved for issuance 2,400,000 shares for a private placement of up to $600,000.  In 2018 we accepted stock purchase agreements of $95,000, leaving an unsubscribed balance of $505,000 at December 31, 2018.  The current funds available will fund operations through March 31, 2019. The Company has begun the process of arranging for additional necessary funding and currently retains consultants for that purpose. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - PROPERTY AND EQUIPMENT

Fixed assets and related accumulated depreciation consisted of the following at December 31, 2018, and December 31, 2017:

	December 31, 2018	December 31, 2017

Computer and office equipment	$ 90,368	$ 85,343
Accumulated depreciation	(53,577)	(38,834)

Total Property and Equipment	$ 36,791	$ 46,509

Depreciation expense for the years ended December 31, 2018 and 2017 was $14,743 and $12,543, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at December 31, 2017.

NOTE 6 - COMMON STOCK

Common Stock Issued for Cash and Subscription Payable:

In December 2016 the Company entered into a stock purchase agreement with a related party, significant shareholder and debt holder, under which the buyer may purchase up to $63,000 in shares of common stock at $0.40 per share.  The agreement expired on August 20, 2017.  In the year-ended December 31, 2016, we received $2,500 under this agreement for 6,250 shares of restricted common stock.  As of December 31, 2018, the 6,250 have yet to be issued and have been recorded as a subscription payable in the amount of $2,500.

In January 2017 the Company entered into a stock purchase agreement with a related party, significant shareholder and debt holder, under which the buyer may purchase up to $20,000 in shares of common stock at $0.25 per share.  The agreement expired on December 20, 2017.  We received $19,000 under this agreement for 76,000 shares of restricted common stock.  The 76,000 shares of common stock subscribed, were issued during the year-ended December 31, 2017.

In February 2017 the Company entered into a stock purchase agreement with a related party, significant shareholder and debt holder, under which the buyer may purchase up to $700,000 in shares of common stock at $0.25 per share.  The agreement expired on February 1, 2018.  We received total proceeds of $693,605 under this agreement for 2,774,420 shares of restricted common stock.  In the year-ended December 31, 2017, the Company issued 40,000 of the common shares subscribed.  As of December 31, 2018, the remaining 2,734,420 shares have yet to be issued and have been recorded as a subscription payable in the amount of $683,605.

In September 2017 the Company entered into a stock purchase agreement with a related party, significant shareholder and debt holder, under which the buyer may purchase up to $400,000 in shares of common stock at $0.25 per share.  The agreement expires on December 31, 2019.  We received cash proceeds of $60,000 under this agreement during the period ended December 31, 2017 and $93,070 during the period ended December 31, 2018 for 612,280 shares of restricted common stock.  The buyer has the option to fund an additional $246,930 for 987,720 shares of common stock, until the expiration on December 31, 2019.  At the date of this report no stock has been issued against this agreement.  As of December 31, 2018, the shares that have yet to be issued have been recorded as a subscription payable in the amount of $153,070.

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

In October and December 2018, the Company entered into four stock purchase agreements under which the buyer may purchase up to $10,000, $15,000, $20,000, and $50,000, respectively, in shares of common stock at $0.25 per share.  During 2018 the buyers the buyers exercised their rights and purchased 380,000 shares of stock under those agreements for $95,000.  The Company issued 340,000 shares of restricted common stock in 2018 and the remaining 40,000 shares, which have yet to be issued, were recorded as a subscription payable in the amount of $10,000 as of December 31, 2018.

As stated above, as of December 31, 2018, the Company has a subscription payable of $849,175, for which they have the obligation to issue 3,392,950 shares of restricted common stock.

Common Stock Issued to Officer:

In February 14, 2018 the Company announced that the consulting agreement with the Chief Financial Officer (Mr. Merrell) was terminated effective December 31, 2017, and that a new agreement was entered into effective January 1, 2018 under which Mr. Merrell would receive 2,000,000 shares of restricted common stock, vesting at 500,000 shares per year, for his service.  The term of the agreement is for one year, which term automatically renews for one-year extensions up to four years unless terminated by either party with 30 days written notice.  The Company issued all 2,000,000 shares to Mr. Merrell on August 20, 2018.  Any common shares not earned during the four-year period are to be returned or cancelled.  An expense of $232,063, which includes $32,063 to correct an error from the prior year, was recorded for the year ended December 31, 2018, which represents the fair value of the stock vested. A charge will be made each quarter as the shares are earned under the provisions of the agreement until such time as all shares have been earned.

Common Stock Issued for Services:

In September 2018, the Company issued 650,000 shares of stock to two consultants.  Of these shares, 150,000 were issued under a consulting contract for services rendered and vested upon issue and 500,000 shares of restricted stock were issued to a consultant for services rendered and to be rendered through June 1, 2019.  The common stock was valued at $639,000, of which $432,750 was recorded during the year ended December 31, 2018.  A prepaid expense for the remaining balance of $206,250 is recorded and will be amortized over the term of the consulting agreement.

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

As stated above, at December 31, 2018 and 2017, the Company had $849,175 and $806,405, respectively, in stock subscriptions payable for which it is obligated to issue 3,392,950 and 3,199,422 shares of restricted common stock, respectively.  Additionally, as of December 31, 2018, an agreement for a purchase of a total of 987,720 shares of common stock for $246,930 are open to be subscribed to by the related party.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company entered into a lease for office space in February 2017 for $950 per month.  In November 2017 the Company signed a six-month extension of the lease with a lease payment of $978 per month. In March 2018 the Company extended the lease agreement through August 31, 2019 at a rate of $1,008 per month.  Obligations under this lease are as follows:

	2019	2020	2021
Office lease	$ 8,064	$ -	$ -

In 2018, the Company also entered into a 24-month lease for a nitric oxide analyzer, with a monthly payment of $1,014 per month.

Obligations under the equipment lease are as follows:

	2019	2020	2021
Equipment lease	$ 10,959	$ -	$ -

The lease is a capital lease, with the option to purchase at the end of the lease term.  The Company plans to exercise the purchase option under the lease, whereby 70% of the lease payments will be applied toward the purchase price of the equipment.

NOTE 8- RELATED PARTY TRANSACTIONS

Contributed Services

During the year ended December 31, 2018 and 2017, a Company officer contributed services to the Company in the amount of $200,000 and $0, respectively. The Company officer received 500,000 shares of restricted common stock as compensation for those services.

NOTE 9 - CONVERTIBLE PROMISORY NOTES – RELATED PARTY

$100,000 Convertible Promissory Note

On November 12, 2012, the Company issued a $100,000 convertible promissory note to SCS, a related party and significant shareholder, as compensation for services provided and to be provided during the period April 1, 2012 through March 31, 2013.  The note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion.  On September 27, 2013, the Company amended the note to include a conversion price which of $0.01 per share for all unpaid principal and interest.  As of December 31, 2018 and December 31, 2017 interest accrued, but unpaid, was $55,453 and $31,629, respectively.

$130,100 Convertible Promissory Note

Prior to 2015, the Company entered into a convertible promissory note with SCS, a related party and significant shareholder, due on demand, bearing interest at 8% per annum, unsecured and convertible at $0.01 per share, with a price protection provision to a lower conversion price.  The balance of this note was $130,100 at December 31, 2018 and December 31, 2017 with accrued interest balances of $42,149 and $49,953, respectively.

NOTE 10 – INCOME TAXES

In 2017, the U.S. enacted the Tax Cuts and Jobs Act which significantly changed U.S. tax law. The Act lowered the U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. This had an affect on the value of the Company’s net operating loss carryover, but since the deferred tax asset is fully reserved, it had no impact on the Company’s financial statements. The impact of the change was reflected in the 2018 financial statements.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and applicable state income tax rates to pretax income from continuing operations for the years ended December 31, 2018, and 2017, due to the following:

	2018	2017

Book Income (Loss)	$(309,100)	$1,395,031
Depreciation	3,833	4,892
Shares issued for services	172,881	-
Meals and entertainment	155	72
Amortization of debt discount	-	8,388
(Gain) Loss on derivative	-	(1,592,677)
Net operating loss	(1,196,478)	(1,064,247)
Valuation allowance	(1,328,709)	(1,248,541)
	$-	$-

Net deferred tax liabilities consist of the following components as of December 31, 2018, and 2017:

	2018	2017

Deferred tax assets:
NOL Carryover	$(1,938,113)	$(1,429,531)
Deferred tax liabilities
Depreciation	3,833	4,892

Valuation allowance	1,934,280	1,426,639
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  If a change in ownership occurs, then net operating loss carryforwards may be limited as to use in future years.  At December 31, 2018, the Company had net operating loss carryforward of approximately $1,938,113 that may be offset against future taxable income from the year 2018 through 2034. The availability of some of the net operating loss will extend into 2036 if not previously utilized. During 2018, the Company evaluated its deferred tax assets and concluded that none of the asset is currently realizable and that a full valuation allowance should be recorded.  The valuation allowance increased by $368,748 and leaves the Company with a net deferred tax asset of $0 as of December 31, 2018.

Included in the balance at December 31, 2018, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE 11 - SUBSEQUENT EVENTS

In January 2019 the Company received cash proceeds in the amount of $50,000 against a subscription agreement.  The Company subsequently issued 200,000 shares of restricted common stock to the buyer in fulfillment of its obligations under that subscription agreement.

In January 2019 the Company issued 40,000 shares of restricted common stock to satisfy its obligations under a subscription agreement.

In February the Company entered into loan agreements of $20,000 and $15,000 from a shareholder for the payment of operating expenses.  The shareholder has the option to accept repayment of the loans or to use those funds to purchase shares of the Company’s restricted common stock under a stock purchase agreement which has not been fully subscribed by him at a conversion rate of $0.25 per share.