Form 10-Q
period 2019-03-31
Nu-Med Plus, Inc.
filed 2019-05-15
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Non-accelerated filer   ☒

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

Yes [  ]   No [X]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Outstanding as of May 14, 2019

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

41,514,375 shares of $0.001 par value common stock on May 14, 2019

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2019

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the 10-K for the period ended December 31, 2018, accompanying notes, and with the historical financial information of the Company.

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

NU-MED PLUS, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2019 (unaudited)	2018
ASSETS
Current assets
Cash	$ 23,276	$ 167,513
Prepaid expense	93,170	218,712
Total current assets	116,446	386,225

Property and equipment, net	33,016	36,791
Operating lease right-of-use of assets	5,039	-
Total assets	$ 154,501	$ 423,016

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 25,048	$ 9,782
Accounts payable – related party	6,000	6,000
Accrued expense	104,565	117,648
Financing lease liability	8,417	10,959
Operating lease liability	5,039	-
Convertible Promissory Notes – Related party	230,100	230,100
Total current liabilities	379,169	374,489
Long-term liabilities	-	-
Total liabilities	379,169	374,489
Commitments and contingencies	-	-
Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 41,514,375 and 41,274,375 shares issued and outstanding, as of March 31, 2019 and December 31, 2018, respectively.	41,514	41,274
Additional paid-in capital	4,961,247	4,851,487
Stock subscription payable	894,175	849,175
Accumulated deficit	(6,121,604)	(5,693,409)
Total stockholders' equity (deficit)	(224,668)	48,527
Total liabilities and stockholders' equity (deficit)	$ 154,501	$ 423,016

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31, 2019	Three months ended March 31, 2018
Revenue	$ -	$ -

Operating expenses
General and administrative expense	38,517	21,864
Payroll expense	61,494	11,475
Rent expense	4,599	4,454
Professional/consulting fees	315,343	101,185
Depreciation expense	3,775	3,585
Total operating expenses	423,728	142,563

Operating Loss	(423,728)	(142,563)

Other income/expense
Interest expense, net	(4,477)	(4,958)
Interest income	10	35
Total other income (expense)	(4,467)	(4,923)

Income tax expense	-	-

Net income (loss)	$ (428,195)	$ (147,486)

Basic and diluted earnings per share	$ (0.01)	$ (0.00)

Weighted average common shares outstanding - basic and diluted	41,473,042	37,563,125

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2019 and 2018

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, January 1, 2019	-	$ -	41,274,375	$ 41,274	$ 4,851,487	$ 849,175	$ (5,693,409)	$ 48,527
Common Stock issued for subscription payable	-	-	40,000	40	9,960	(10,000)	-	-
Stock issued for cash	-	-	200,000	200	49,800	-	-	50,000
Cash received for subscription payable	-	-	-	-	-	55,000	-	55,000
Stock vested for compensation	-	-	-	-	50,000	-	-	50,000
Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	(428,195)	(428,195)
Balance, March 31, 2019	-	$ -	41,514,375	$41,514	$4,961,247	$849,175	$ (6,121,604)	$ (224,668)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, January 1, 2018	-	$ -	37,563,125	$ 37,563	$ 3,728,837	$ 806,405	$ (4,504,563)	$ 68,242
Cash received for subscription payable	-	-	-	-	-	8,220	-	8,220
Stock subscription payable - services	-	-	-	-	-	50,000	-	50,000
Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	(147,486)	(147,486)
Balance, March 31, 2018	-	$ -	37,563,125	$37,563	$3,728,837	$864,625	$ (4,652,049)	$ (21,024)

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc. Condensed Statements of Cash Flows (Unaudited)
	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net income (loss)	$ (428,195)	$ (147,486)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,775	3,585
Amortization of right of use asset	3,021	-
Stock issued for services performed	50,000	50,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	125,542	2,500
(Increase) decrease in operating lease liability	(3,021)	-
Increase (decrease) in accounts payable	15,266	5,632
Increase (decrease) in accrued expense	(13,083)	4,014
Net cash used in operating activities	(246,695)	(81,755)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from stock subscriptions	105,000	8,220
Payments on financing lease	(2,542)	(2,088)
Net cash provided by financing activities	102,458	6,132
Net increase (decrease) in cash	(144,237)	(75,623)
Cash at beginning of period	167,513	351,043
Cash at end of period	$ 23,276	$ 275,420
Supplemental schedule of cash flow information
Cash paid for interest	$ 494	$ -
Non-cash Investing and Financing:
Common stock issued for subscription payable	$ 10,000	$ -

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

March 31, 2019

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Interim Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2018 financial statements.  Operating results for the three-months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

b. Revenue Recognition

The Financial Accounting Standards Board (“FASB”) issued new guidance for the recognizing and reporting of revenue in contracts with customers.  The effective date for implementation for public companies is January 1, 2018.

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

While the Company is an early-stage company with no revenue, at the time we begin to generate revenue the Company will recognize such revenue in conformity with the guidelines set forth by ASC 606.

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

All accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the short-term nature of these financial instruments.

e. Cash and Cash Equivalents

The Company considers all deposit accounts and investment accounts with an original maturity of 90 days or less to be cash equivalents.  The cash balance of $23,276 we currently have on deposit is within the limits for which the FDIC insures.

f. Property and Equipment

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

g. Leases

In February 2016, the FASB updated the accounting guidance related to leases, requiring lessees to recognize lease assets and liabilities on the balance sheet for all operating leases, with the exception of short-term leases.  We adopted the updated guidance on January 2019 on a prospective basis and as a result, prior periods presented in these financial statements have not been adjusted to reflect the impact of this new guidance.  The resultant assets and liabilities recognized in the current period will be amortized over the remaining life of the respective leases.

h. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement.

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of March 31, 2019 and 2018, there were convertible notes which could be converted into 36,581,072 shares and 31,560,500 shares of restricted common stock, respectively. In addition, at March 31, 2019 and March 31, 2018 there were stock subscriptions for which 3,572,950 and 3,357,300 shares of stock, respectively, are to be issued.

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

j. Stock-based Compensation

The Company, in accordance with ASC 718, Compensation – Stock Compensation, records all share-based payments to employees at the grant-date fair value of the equity instruments issued. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company uses the closing price of the stock, as quoted by NASDAQ, on the date of the grant.  The Company believes this pricing method provides the best estimate of the fair value of the consideration given.  Compensation cost is recognized over the requisite service period.

The Company, in accordance with this updated standard, establishes the value of equity instruments issued to non-employees for goods and services by using the closing price of the stock, as quoted by NASDAQ on the date of the grant.  The Company believes this method fairly establishes the value of the goods and/or services received.

k. Recent Accounting Pronouncements

In July 2018, the Financial Accounting Standards Board issued ASU No. 2018-11 “Leases”, a clarification of the guidance issued in February 2016, ASU No. 2016-02, “Leases” Topic 842.  The Company adopted this standard effective January 1, 2019. The adoption of this standard resulted in recording right-of-use assets and lease liabilities on its balance sheet.  The adoption was made on a prospective basis and, as a result, prior period amounts were not adjusted to reflect the impact of the updated guidance.  The adoption of this new accounting guidance did not have a significant impact on our financial statements.  See Note 8.

June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard became effective for us on January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 3 - GOING CONCERN

The Company acknowledges that the funds on hand as of March 31, 2019, will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through August 31, 2019. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018

Computer and office equipment	$ 90,368	$ 90,368
Accumulated depreciation	(57,352)	(53,577)

Total Fixed Assets	$ 33,016	$ 36,791

Depreciation expense for the three months ended March 31, 2019 and 2018 was $3,775 and $3,585, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share.  No preferred shares are issued or outstanding at March 31, 2019.

NOTE 6 - COMMON STOCK

Stock issued for stock subscriptions payable

As of March 31, 2019 and 2018, the Company had subscriptions payable of $894,175 and $864,625, for which the Company had an obligation to issue 3,572,950 and 3,357,300 shares of restricted common stock, respectively.

During the three months ended March 31, 2019, the Company issued 40,000 shares of restricted common stock for $10,000 received during the year ended December 31, 2018.

In September 2017, the Company entered into a stock purchase agreement with a related party, significant shareholder and debt holder, under which the buyer may purchase up to $400,000 in shares of common stock at $0.25 per share.  The agreement expires on December 31, 2019.  We received cash proceeds of $55,000 under this agreement during the period ended March 31, 2019 for 220,000 shares of restricted common stock. The buyer has the option to fund an additional $191,930 for 767,720 shares of common stock, until the expiration on December 31, 2019. At the date of this report no stock has been issued against this agreement.  As of March 31, 2019, the shares that have yet to be issued have been recorded as a subscription payable in the amount of $208,070.

Stock issued for services

In September 2018, the Company issued 650,000 shares of stock to two consultants.  Of these shares, 150,000 were issued under a consulting contract for services rendered and vested upon issue and 500,000 shares of restricted stock were issued to a consultant for services rendered and to be rendered through June 1, 2019.  The common stock was valued at $639,000, of which $122,055 was recorded as consulting expense for the three months ended March 31, 2019 and $432,750 was recorded as consulting expense during the year ended December 31, 2018.  A prepaid expense for the remaining balance of $84,195 is recorded and will be amortized over the remaining term of the consulting agreement.

Stock issued for compensation

On February 14, 2018 the Company announced that the consulting agreement with Mr. Merrell was terminated effective December 31, 2017, and that a new agreement was entered into effective January 1, 2018 under which Mr. Merrell would receive 2,000,000 shares of restricted common stock, vesting at 500,000 shares per year, for services to be performed between January 01, 2018 and December 31, 2021. The shares were valued at $800,000. An expense of $50,000 was recorded for the three-month period ended March 31, 2019 and an expense of $200,000 was recorded for the year ended December 31, 2018, which represents the fair value of the stock vested during that reporting period. The remaining $550,000 will be expensed over the remaining term of the contract as services are rendered.

NOTE 7 – CONVERTIBLE POMISSORY NOTES – Related Party

$100,000 Convertible Promissory Note

On November 12, 2012, the Company issued a $100,000 convertible promissory note to SCS, a related party and significant shareholder, as compensation for services provided during the period April 1, 2012 through March 31, 2013.  The note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion.  On September 27, 2013, the Company amended the note to include a conversion price which of $0.01 per share for all unpaid principal and interest.  As of March 31, 2019 and December 31, 2018 the Company has unpaid accrued interest of $56,832 and $55,453, respectively.

$130,100 Convertible Promissory Note

Prior to 2015, the Company entered into a convertible promissory note with SCS, a related party and significant shareholder, due on demand, bearing interest at 8% per annum, unsecured and convertible at $0.01 per share.  The balance of this note was $130,100 at March 31, 2019 and December 31, 2018 the unpaid accrued interest on this note was $44,751 and $42,149, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has obligations under both a financing lease and operating lease, as detailed below.

Operating Lease Obligations

The following was included in our consolidated condensed balance sheet as of March 31, 2019:

Leases	As of March 31, 2019
Assets
ROU operating lease assets	$5,039

Liabilities
Short-term operating lease liabilities	$5,039
Total operating lease liabilities	$5,039

The Company entered into a lease for office space in February 2017 for $950 per month.  In November 2017 the Company signed a six-month extension of the lease with a lease payment of $978 per month. In March 2018 the Company extended the lease agreement through August 31, 2019 at a rate of $1,008 per month.  Obligations under this lease are as follows:

	2019	2020	2021
Office lease	$ 5,039	$ -	$ -

Upon the adoption of ASC 842, the calculation of our lease obligation using a discount rate of 8% resulted in an immaterial difference and therefore, no interest will be imputed on the lease obligation.

Supplemental cash flow information related to leases for the period ended March 31, 2019:

Right-of-use operating lease assets obtained in exchange for operating lease liabilities	First Quarter 2019 $8,063

Financing Lease Obligations

In March 2017, the Company also entered into a 32-month lease for a nitric oxide analyzer, with a monthly payment of $1,014 per month.

As of March 31, 2019, maturities of financing lease liabilities were the following:

Year ended December 31,	Amounts under operating leases
Remaining 2019	$9,045
Total lease payment	9,045
Less: Imputed interest	(628)
Total	$8,417

The lease is a financing lease, with the option to purchase at the end of the lease term.  The Company plans to exercise the purchase option under the lease, whereby 70% of the lease payments will be applied toward the purchase price of the equipment.

As of March 31, 2019, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental disclosure	March 31, 2019
Weighted average remaining financing lease term	.75 years
Weighted average discount rate	1.67%

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

We recognize revenue in accordance with ASC 606, which establishes a five-step analysis to be followed when determining the recognition of revenue.  While the Company is an early-stage company with no revenue, at the time we begin to generate revenue the Company will recognize such revenue in conformity with the guidelines set forth by ASC 606.

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

5. A unit that is one of the world’s first nitric oxide dilution systems designed for research. A patent pending technology utilizes pure 100% nitric oxide from a pressurized tank source and dilutes it with air or other non-

reactive diluent gas to provide a 1 to 500 ppm source of high purity nitric oxide for investigational applications.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2019, we had assets of $154,501 with current assets of $121,485 and liabilities of $379,169. Our current assets consisted primarily of cash in the amount of $23,276 and prepaid expenses in the amount of $93,170.  We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders.  At this time, we have a stock subscription agreement under which the investor has the right to purchase up to $400,000 of restricted common stock at a price of $0.25 per share.  During the three-month period ended March 31, 2019, we accepted $55,000 under this agreement.  We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the three months ended March 31, 2019 and March 31, 2018, we had no revenues and operating expenses of $423,728 and $142,563, respectively.  The higher operating expenses results from increased use of consultants to accelerate the finalization of the design and production of our first nitric oxide dispensing units, non-cash charges for stock issued to a consultant and to an officer of the Company.  For the three months ended March 31, 2019 we had other expenses of $4,467.  For the three months ended March 31, 2018, we had other expense of $4,923.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital beyond the $400,000 stock subscription earlier mentioned.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Forward-looking Statements

Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15c or 15d-15e) under the Exchange Act as of the end of the period covered by this report.  Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on that evaluation, as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2019, we have not purchased any equity securities nor have any officers or directors of the Company.

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

May 15, 2019

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive Officer

May 15, 2019

By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting Officer