Form 10-Q
period 2019-06-30
Nu-Med Plus, Inc.
filed 2019-08-14
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:  None.

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

Outstanding as of August 13, 2019

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

41,514,375 shares of $0.001 par value common stock on August 13, 2019

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

June 30, 2019

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

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

Table of Contents

Page No.

Condensed Balance Sheets at June 30, 2019 (unaudited) and December 31, 2018	4

Condensed Statements of Operations (unaudited) for the three and six months ended June 30, 2019 and 2018	5

Statement of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2019 and 2018 (unaudited)	6 - 7

Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and 2018	8

Notes to the Condensed Financial Statements	9

NU-MED PLUS, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2019 (unaudited)	2018
ASSETS
Current assets
Cash	$ 15,686	$ 167,513
Prepaid expense	5,488	218,712
Total current assets	21,174	386,225

Property and equipment, net	29,595	36,791
Operating lease right-of-use of assets	2,016	-
Total assets	$ 52,785	$ 423,016

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 5,578	$ 9,782
Accounts payable – related party	8,000	6,000
Accrued expenses	108,597	117,648
Financing lease	5,748	10,959
Operating lease liability	2,016	-
Convertible Promissory Notes – Related party	230,100	230,100
Total current liabilities	360,039	374,489
Long-term liabilities	-	-
Total liabilities	360,039	374,489
Commitments and contingencies	-	-
Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 41,514,375 and 41,274,375 shares issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively.	41,514	41,274
Additional paid-in capital	5,011,247	4,851,487
Stock subscription payable	1,009,773	849,175
Accumulated deficit	(6,369,788)	(5,693,409)
Total stockholders' equity (deficit)	(307,254)	48,527
Total liabilities and stockholders' equity (deficit)	$ 52,785	$ 423,016

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018

Revenue	$ -	$ -	$ -	$ -

Operating expenses
General and administrative expense	11,335	31,074	49,852	52,938
Payroll expense	64,486	63,976	125,980	125,451
Rent expense	4,598	4,510	9,197	8,964
Professional and consulting fees	159,945	65,350	475,288	116,535
Depreciation expense	3,421	3,803	7,196	7,388
Total operating expenses	243,785	168,713	667,513	311,276

Operating Loss	(243,785)	(168,713)	(667,513)	(311,276)

Other income (expense)
Interest expense	(4,399)	(4,842)	(8,866)	(9,765)
Total other income (expense)	(4,399)	(4,842)	(8,866)	(9,765)

Income tax expense	-	-	-	-

Net income (loss)	$ (248,184)	$ (173,555)	$ (676,379)	$ (321,041)

Basic and diluted earnings per share	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.01)
Weighted average common shares outstanding – basic and diluted	45,336,283	37,811,696	45,129,067	37,688,097

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, January 1, 2019	-	$ -	41,274,375	$ 41,274	$ 4,851,487	$ 849,175	$ (5,693,409)	$ 48,527
Common Stock issued for subscription payable	-	-	40,000	40	9,960	(10,000)	-	-
Stock issued for cash	-	-	200,000	200	49,800	-	-	50,000
Cash received for subscription payable	-	-	-	-	-	55,000	-	55,000
Stock vested for compensation	-	-	-	-	50,000	-	-	50,000
Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	(428,195)	(428,195)
Balance, March 31, 2019	-	$ -	41,514,375	$41,514	$4,961,247	$894,175	$ (6,121,604)	$ (224,668)
Cash received for subscription payable	-	-	-	-	-	115,598	-	115,598
Stock vested for compensation	-	-	-	-	50,000	-	-	50,000
Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	(248,184)	(248,184)
Balance, June 30, 2019	-	$ -	41,514,375	$41,514	$5,011,247	$1,009,773	$ (6,369,788)	$ (307,254)

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, January 1, 2018	-	$ -	37,563,125	$ 37,563	$ 3,728,837	$ 806,405	$ (4,504,563)	$ 68,242
Cash received for subscription payable	-	-	-	-	-	8,220	-	8,220
Stock subscription payable - services	-	-	-	-	-	50,000	-	50,000
Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	(147,486)	(147,486)
Balance, March 31, 2018	-	$ -	37,563,125	$37,563	$3,728,837	$864,625	$ (4,652,049)	$ (21,024)
Cash received for subscription payable	-	-	-	-	-	9,750	-	9,750
Common stock issued for cash	-	-	440,000	440	109,560	-	-	110,000
Stock subscription payable - services	-	-	-	-	-	50,000	-	50,000
Net loss for the three months ended June 30, 2018	-	-	-	-	-	-	(173,555)	(173,555)
Balance, June 30, 2018	-	$ -	38,003,125	$38,003	$3,838,397	$924,375	$ (4,825,604)	$ (24,829)

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2019	Six months ended June 30, 2018
Cash flows from operating activities:
Net income (loss)	$ (676,379)	$ (321,041)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,196	7,388
Amortization of right of use asset	6,047	-
Stock issued for services performed	100,000	100,000
Changes in operating assets and liabilities:
Prepaid expenses	213,224	5,000
Operating lease right-of-use asset	(6,047)	-
Accounts payable	(2,204)	16,835
Accrued expense	(9,051)	10,511
Net cash used in operating activities	(367,214)	(181,307)

Cash flows from investing activities:
Net cash used in investing activities	-	(5,026)

Cash flows from financing activities
Proceeds from stock subscriptions payable	170,598	127,970
Proceeds from issuance of common stock	50,000	-
Payments on financing lease	(5,211)	(4,282)
Net cash provided by financing activities	215,387	123,688
Net increase (decrease) in cash	(151,827)	(62,645)
Cash at beginning of period	167,513	351,043
Cash at end of period	$ 15,686	$ 288,398
Supplemental schedule of cash flow information
Cash paid for interest	$ 878	$ 1,772
Common stock issued for subscription payable	$ 10,000	$ -
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$ 8,063	$ -

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

June 30, 2019

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Interim Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2018 financial statements.  Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

b. Reclassification of operating expenses

The Company has made a reclassification of the 2018 operating expenses that affects general and administrative expense payroll expense.  In the previously published 2018 financial statement presentations stock-based compensation was included in general and administrative expenses.  In these accompanying unaudited financial statements those stock-based compensation expenses have been reclassified to payroll expense for comparative purposes, as in the 2019 financial presentation stock-based compensation expenses are included in payroll expenses.

c. Revenue Recognition

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

f. Cash and Cash Equivalents

The Company considers all deposit accounts and investment accounts with an original maturity of 90 days or less to be cash equivalents.  The cash balance of $15,686 we currently have on deposit is within the limits for which the FDIC insures.

g. Property and Equipment

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

h. Leases

In February 2016, the FASB updated the accounting guidance related to leases, requiring lessees to recognize lease assets and liabilities on the balance sheet for all operating leases, with the exception of short-term leases.  We adopted the updated guidance on January 1, 2019 on a prospective basis and as a result, prior periods presented in these financial statements have not been adjusted to reflect the impact of this new guidance.  The resultant assets and liabilities recognized in the current period will be amortized over the remaining life of the respective leases.

i. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement.  For purposes of computing basic and diluted earnings per share, shares for which cash has been received, but for which shares have not yet been issued are included as if the shares had been issued when an agreement was entered into and cash was received.

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of June 30, 2019 and 2018, there were convertible notes which could be converted into 33,620,000 shares and 31,560,500 shares of restricted common stock, respectively.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity of financial reporting for non-employee share-based payments. Currently, the accounting requirements for non-employee and employee share-based payments are significantly different. ASU 2018-07 expands the scope of Topic 718 to include share-based payments to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.  The adoption of this new accounting guidance did not have a significant impact on our financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 3 - GOING CONCERN

The Company acknowledges that the funds on hand as of June 30, 2019, will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through August 31, 2019. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018

Computer and office equipment	$ 90,368	$ 90,368
Accumulated depreciation	(60,773)	(53,577)

Total Fixed Assets	$ 29,595	$ 36,791

Depreciation expense for the six months ended June 30, 2019 and 2018 was $7,196 and $7,388, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at June 30, 2019.

NOTE 6 - COMMON STOCK

Stock issued for stock subscriptions payable

As of June 30, 2019 and December 31, 2018, the Company had subscriptions payable of $1,009,773 and $849,175, for which the Company had an obligation to issue 4,035,340 and 3,521,300 shares of restricted common stock, respectively.

During the six months ended June 30, 2019, the Company issued 40,000 shares of restricted common stock for $10,000 received during the year ended December 31, 2018.

In September 2017, the Company entered into a stock purchase agreement with a related party, significant shareholder and debt holder, under which the buyer may purchase up to $400,000 in shares of common stock at $0.25 per share.  The agreement expires on December 31, 2019.  We received cash proceeds of $170,598 under this agreement during the period ended June 30, 2019 for 682,392 shares of restricted common stock. In addition, a total of $153,070 was received under this agreement in prior periods.  The buyer has the option to fund an additional $76,332 for 305,330 shares of common stock, until the expiration on December 31, 2019. At the date of this report no stock has been issued against this agreement.  As of June 30, 2019, the shares that have yet to be issued under this agreement have been recorded as a subscription payable in the amount of $323,668.

Stock issued for services

In September 2018, the Company issued 650,000 shares of stock to two consultants.  Of these shares, 150,000 were issued under a consulting contract for services rendered and vested upon issue and 500,000 shares of restricted stock were issued to a consultant for services rendered and to be rendered through June 1, 2019.  The common stock was valued at $639,000, of which $206,250 was recorded as consulting expense for the six months ended June 30, 2019 and $432,750 was recorded as consulting expense during the year ended December 31, 2018.  At June 30, 2019 all of the expense related to these services was fully amortized.

Stock issued for compensation

On February 14, 2018 the Company announced that the consulting agreement with Mr. Merrell was terminated effective December 31, 2017, and that a new agreement was entered into effective January 1, 2018 under which Mr. Merrell would receive 2,000,000 shares of restricted common stock, vesting at 500,000 shares per year, for services to be performed between January 1, 2018 and December 31, 2021. The shares were valued at $800,000. An expense of $100,000 was recorded for the six-month period ended June 30, 2019 and an expense of $200,000 was recorded for the year ended December 31, 2018, which represents the fair value of the stock vested during that reporting period. The remaining $500,000 will be expensed over the remaining term of the contract as services are rendered.

NOTE 7 – CONVERTIBLE POMISSORY NOTES – Related Party

$100,000 Convertible Promissory Note

On November 12, 2012, the Company issued a $100,000 convertible promissory note to SCS, a related party and significant shareholder, as compensation for services provided during the period April 1, 2012 through March 31, 2013.  The original note was due on demand, had an annual interest of 5.5%, and was convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion.  On September 27, 2013, the Company amended the note to include a conversion price of $0.01 per share for all unpaid principal and interest.  As of June 30, 2019 and December 31, 2018 the Company has unpaid accrued interest of $58,218 and $55,453, respectively, recorded in accrued expenses on the balance sheet.

$130,100 Convertible Promissory Note

Prior to 2015, the Company entered into a convertible promissory note with SCS, a related party and significant shareholder, due on demand, bearing interest at 8% per annum, unsecured and convertible at $0.01 per share.  The balance of this note was $130,100 at June 30, 2019 and December 31, 2018 the unpaid accrued interest on this note was $47,383 and $42,149, respectively, recorded in accrued expenses on the balance sheet.

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

	2019	2020	2021
Office lease	$ 2,016	$ -	$ -

Upon the adoption of ASC 842, the calculation of our lease obligation using a discount rate of 8% resulted in an immaterial difference and therefore, no interest will be imputed on the lease obligation.

Financing Lease Obligations

In March 2017, the Company also entered into a 32-month lease for a nitric oxide analyzer, with a monthly payment of $1,014 per month.

Obligations under the financing lease are as follows:

	2019	2020	2021
Financing lease	$ 6,083	$ -	$ -

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

Business

The mission of NU-MED is to design, develop, and market technologies in the medical device field. Our technologies will focus on market niches in high growth trend areas.  We expect that each developed technology will fill a current need in medical procedures by improving upon an existing technology or device, or by designing a device to serve a need that is clearly defined and acknowledged by medical professionals.

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

3.  A clinical delivery unit that is designed for treatment in an office or physician’s clinic. A unit powered by a wall outlet, administration of the nitric oxide would be via cannula or non-rebreather face mask.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2019, we had assets of $52,785 with current assets of $21,174 and liabilities of $360,039. Our current assets consisted primarily of cash in the amount of $15,686 and prepaid expenses in the amount of $5,488.  We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders.  At this time, we have a stock subscription agreement under which the investor has the right to purchase up to $400,000 of restricted common stock at a price of $0.25 per share. During the six-month period ended June 30, 2019, we accepted $170,598 under this agreement.  An additional $153,070 was received under this agreement in prior periods, leaving approximately $76,332 available under the agreement through December 31, 2019. We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization. Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

For the three months ended June 30, 2019 and 2018, we had no revenue.  Operating expenses were $243,785 for the three-month period ended June 30, 2019 compared to $168,713 for the three-month period ended June 30, 2018. The increase relates to consulting fees, as we have accelerated the completion of the hospital nitric oxide dispensing unit. We expect comparable costs for consulting in the next three-month period.  Other expense for both periods results from interest charges accrued on the convertible notes.

FOR THE SIX MONTHS ENDED JUNE 30, 2019

For the six months ended June 30, 2019 and June 30, 2018, we had no revenues and operating expenses of $667,513 and $311,276, respectively.  The higher operating expenses results from increased use of consultants to accelerate the finalization of the design and production of our first nitric oxide dispensing units, non-cash charges for stock issued to a consultant and to an officer of the Company.  For the six months ended June 30, 2019 we had other expenses of $8,866.  For the six months ended June 30, 2018, we had other expense of $9,765.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital beyond the $400,000 stock subscription earlier mentioned.  We do not anticipate any revenue for the foreseeable future as our products are in the development stage.

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

Based on that evaluation, as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

ITEM 1A.  Risk Factors

Not applicable

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the six months ended June 30, 2019, we received cash proceeds of $170,598 under a subscription agreement entered into in September 2017, under which agreement the Buyer may purchase shares of common stock at $0.25 per share.  As of June 30, 2019, no shares have been issued for the funds received.  In January 2019, 40,000 shares of restricted common stock were issued under an agreement entered into during 2018, for which cash was received during 2018 and 200,000 shares of restricted common stock were issued under a share purchase agreement entered into in January 2019.

Other Securities Transactions

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2019, we have not purchased any equity securities nor have any officers or directors of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.  Mine Safety Disclosure

Not applicable.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits

a) Index of Exhibits:

Exhibit Table #

Title of Document

Location

31.1

Rule 13a-14(a)/15d-14a(a) Certification – CEO

This filing

31.2

Rule 13a-14(a)/15d-14a(a) Certification –CFO

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

August 13, 2019

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive Officer

August 13, 2019

By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting

       Officer