Form 10-Q
period 2019-09-30
Nu-Med Plus, Inc.
filed 2019-11-14
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Outstanding as of November 14, 2019

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

41,514,375 shares of $0.001 par value common stock on November 14, 2019

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

September 30, 2019

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

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

NU-MED PLUS, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2019 (unaudited)	2018
ASSETS
Current assets
Cash	$ 41,838	$ 167,513
Prepaid expense	3,950	218,712
Total current assets	45,788	386,225

Property and equipment, net	26,461	36,791
Operating lease right-of-use of assets	11,418	-
Total assets	$ 83,667	$ 423,016

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 18,932	$ 9,782
Accounts payable – related party	11,034	6,000
Accrued expenses	112,651	117,648
Financing lease	2,944	10,959
Operating lease liability	11,418	-
Convertible promissory notes – related party	230,100	230,100
Total current liabilities	387,079	374,489
Long-term liabilities	-	-
Total liabilities	387,079	374,489
Commitments and contingencies	-	-
Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 41,514,375 and 41,274,375 shares issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively.	41,514	41,274
Additional paid-in capital	5,061,247	4,851,487
Stock subscription payable	1,114,191	849,175
Accumulated deficit	(6,520,364)	(5,693,409)
Total stockholders' equity (deficit)	(303,412)	48,527
Total liabilities and stockholders' equity (deficit)	$ 83,667	$ 423,016

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018

Revenue	$ -	$ -	$ -	$ -

Operating expenses
General and administrative expense	10,162	40,064	60,014	87,191
Payroll expense	70,476	59,266	196,456	184,716
Rent expense	4,570	4,540	13,767	13,504
Professional and consulting fees	57,871	414,618	533,159	536,965
Depreciation expense	3,134	3,581	10,330	10,969
Total operating expenses	146,213	522,069	813,726	833,345

Operating Loss	(146,213)	(522,069)	(813,726)	(833,345)

Other income (expense)
Interest expense	(4,363)	(4,779)	(13,229)	(14,544)
Total other income (expense)	(4,363)	(4,779)	(13,229)	(14,544)

Income tax expense	-	-	-	-

Net income (loss)	$ (150,576)	$ (526,848)	$ (826,955)	$ (847,889)

Basic and diluted earnings per share	$ (0.00)	$ (0.01)	$ (0.02)	$ (0.02)
Weighted average common shares Outstanding – basic and diluted	45,962,847	39,043,668	45,410,048	38,187,449

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, January 1, 2019	-	$ -	41,274,375	$ 41,274	$ 4,851,487	$ 849,175	$ (5,693,409)	$ 48,527
Common Stock issued for subscription payable	-	-	40,000	40	9,960	(10,000)	-	-
Stock issued for cash	-	-	200,000	200	49,800	-	-	50,000
Cash received for subscription payable	-	-	-	-	-	55,000	-	55,000
Stock vested for compensation	-	-	-	-	50,000	-	-	50,000
Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	(428,195)	(428,195)
Balance, March 31, 2019	-	$ -	41,514,375	$41,514	$4,961,247	$894,175	$ (6,121,604)	$ (224,668)
Cash received for subscription payable	-	-	-	-	-	115,598	-	115,598
Stock vested for compensation	-	-	-	-	50,000	-	-	50,000
Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	(248,184)	(248,184)
Balance, June 30, 2019	-	-	41,514,375	$41,514	$5,011,247	$1,009,773	$(6,369,788)	$(307,254)
Cash received for subscription payable	-	-	-	-	-	104,418	-	104,418
Stock vested for compensation	-	-	-	-	50,000	-	-	50,000
Net loss for the three months ended September 30, 2019	-	-	-	-	-	-	(150,576)	(150,576)
Balance, September 30, 2019	-	$ -	41,514,375	$41,514	$5,061,247	$1,114,191	$ (6,520,364)	$ (303,412)

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, January 1, 2018	-	$ -	37,563,125	$ 37,563	$ 3,728,837	$ 806,405	$ (4,504,563)	$ 68,242
Cash received for subscription payable	-	-	-	-	-	8,220	-	8,220
Stock subscription payable - services	-	-	-	-	-	50,000	-	50,000
Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	(147,486)	(147,486)
Balance, March 31, 2018	-	$ -	37,563,125	$37,563	$3,728,837	$864,625	$ (4,652,049)	$ (21,024)
Cash received for subscription payable	-	-	-	-	-	9,750	-	9,750
Common stock issued for cash	-	-	440,000	440	109,560	-	-	110,000
Stock subscription payable - services	-	-	-	-	-	50,000	-	50,000
Net loss for the three months ended June 30, 2018	-	-	-	-	-	-	(173,555)	(173,555)
Balance, June 30, 2018	-	-	38,003,125	$ 38,003	$3,838,397	$ 924,375	$(4,825,604)	$ (24,829)
Common stock issued for subscription payable	-	-	281,250	281	92,080	(60,300)	-	32,061
Cash received for subscription payable	-	-	-	-	-	25,100	-	25,100
Common stock issued for subscription payable - services	-	-	-	-	-	(100,000)	-	(100,000)
Common stock issued for compensation	-	-	2,000,000	2,000	148,000	-	-	150,000
Common stock issued for service	-	-	650,000	650	638,350	-	-	639,000
Net loss for the three months ended September 30, 2018	-	-	-	-	-	-	(526,848)	(526,848)
Balance, September 30, 2018	-	$ -	40,934,375	$40,934	$4,716,827	$789,175	$ (5,352,452)	$ 194,484

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Condensed Statements of Cash Flows

(Unaudited)

Nine months ended September 30, 2019	Nine months ended September 30, 2018
Cash flows from operating activities:
Net income (loss)	$ (826,955)	$ (847,889)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,330	10,969
Amortization of right of use asset	8,064	-
Stock issued for services performed	-	309,000
Stock-based compensation	356,250	182,061
Changes in operating assets and liabilities:
Prepaid expenses	8,512	(4,457)
Operating lease liability	(8,064)	-
Accounts payable	9,150	11,430
Accounts payable - related party	5,034	2,547
Accrued expense	(4,997)	12,101
Net cash used in operating activities	(442,676)	(324,238)

Cash flows from investing activities:
Purchase of equipment	-	(5,026)
Net cash used in investing activities	-	(5,026)

Cash flows from financing activities
Proceeds from stock subscriptions payable	275,016	43,070
Proceeds from issuance of common stock	50,000	110,000
Payments on financing lease	(8,015)	(6,587)
Net cash provided by financing activities	317,001	146,483
Net increase (decrease) in cash	(125,675)	(182,781)
Cash at beginning of period	167,513	351,043
Cash at end of period	$ 41,838	$ 168,262
Supplemental schedule of cash flow information
Cash paid for interest	$ 1,175	$ 2,488
Cash paid for income tax	$ -	$ 100
Non-cash	investing and	financing activities
Common stock issued for subscription payable	$ 10,000	$ 60,300
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$ 19,482	$ -
Common stock issued for prepaid services	$ -	$ 495,000

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

September 30, 2019

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Interim Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2018 financial statements.  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

f. Cash and Cash Equivalents

The Company considers all deposit accounts and investment accounts with an original maturity of 90 days or less to be cash equivalents.  The cash balance of $41,838 we currently have on deposit is within the limits for which the FDIC insures.

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

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of September 30, 2019 and 2018, there were convertible notes payable which could be converted into 34,026,500 shares and 31,560,500 shares of restricted common stock, respectively, but were not included as their effect is anti-dilutive.

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

NOTE 3 - GOING CONCERN

The Company acknowledges that the funds on hand as of September 30, 2019, will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through November 30, 2019. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018

Computer and office equipment	$ 90,368	$ 90,368
Accumulated depreciation	(63,907)	(53,577)

Total Fixed Assets	$ 26,461	$ 36,791

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $10,330 and $10,969, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at September 30, 2019.

NOTE 6 - COMMON STOCK

Stock issued for stock subscriptions payable

As of September 30, 2019 and December 31, 2018, the Company had subscriptions payable of $1,114,191 and $849,175, for which the Company had an obligation to issue 4,453,014 and 3,521,300 shares of restricted common stock, respectively.

During the nine months ended September 30, 2019, the Company issued 40,000 shares of restricted common stock for $10,000 received during the year ended December 31, 2018.

In September 2017, the Company entered into a stock purchase agreement with a related party, significant shareholder and debt holder, under which the buyer may purchase up to $400,000 in shares of common stock at $0.25 per share.  The agreement expires on December 31, 2019.  We received cash proceeds of $246,930 under this agreement during the nine-month period ended September 30, 2019 for 987,720 shares of restricted common stock. In addition, a total of $153,070 was received under this agreement in prior periods.  At the date of this report no stock has been issued against this agreement.  As of September 30, 2019, the shares that have yet to be issued under this agreement have been recorded as a subscription payable in the amount of $400,000.

In July 2019, the Company entered into a stock purchase agreement with a related party, significant shareholder and debt holder, under which the buyer may purchase up to $250,000 in shares of common stock at $0.25 per share.  The agreement expires on December 31, 2020.  We received cash proceeds of $28,086 under this agreement during the nine-month period ended September 30, 2019 for 112,344 shares of restricted common stock.  At the date of this report no stock has been issued against this agreement.

Stock issued for services

In September 2018, the Company issued 650,000 shares of stock to two consultants.  Of these shares, 150,000 were issued under a consulting contract for services rendered and vested upon issue and 500,000 shares of restricted stock were issued to a consultant for services rendered and to be rendered through June 1, 2019.  The common stock was valued at $639,000, of which $206,250 was recorded as consulting expense for the nine months ended September 30, 2019.  At September 30, 2019 all of the expense related to these services was fully amortized.

Stock issued for compensation

On February 14, 2018 the Company announced that the consulting agreement with Mr. Merrell was terminated effective December 31, 2017, and that a new agreement was entered into effective January 1, 2018 under which Mr. Merrell would receive 2,000,000 shares of restricted common stock, vesting at 500,000 shares per year, for services to be performed between January 1, 2018 and December 31, 2021. The shares were valued at $800,000. An expense of $150,000 was recorded for the nine-month period ended September 30, 2019 and an expense of $200,000 was recorded for the year ended December 31, 2018, which represents the fair value of the stock vested during that reporting period. The remaining $450,000 will be expensed over the remaining term of the contract as services are rendered.

NOTE 7 – CONVERTIBLE POMISSORY NOTES – Related Party

$100,000 Convertible Promissory Note

On November 12, 2012, the Company issued a $100,000 convertible promissory note to SCS, a related party and significant shareholder, as compensation for services provided during the period April 1, 2012 through March 31, 2013.  The original note was due on demand, had an annual interest of 5.5%, and was convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion.  On September 27, 2013, the Company amended the note to include a conversion price of $0.01 per share for all unpaid principal and interest.  As of September 30, 2019 and December 31, 2018 the Company has unpaid accrued interest of $59,624 and $55,453, respectively, recorded in accrued expenses on the balance sheet.

$130,100 Convertible Promissory Note

Prior to 2015, the Company entered into a convertible promissory note with SCS, a related party and significant shareholder, due on demand, bearing interest at 8% per annum, unsecured and convertible at $0.01 per share.  The balance of this note was $130,100 at September 30, 2019 and December 31, 2018 the unpaid accrued interest on this note was $50,043 and $42,149, respectively, recorded in accrued expenses on the balance sheet.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has obligations under both a financing lease and operating lease, as detailed below.

Operating Lease Obligations

The Company entered into a lease for office space in February 2017 for $950 per month.  In November 2017 the Company signed a six-month extension of the lease with a lease payment of $978 per month. In March 2018 the Company extended the lease agreement through August 31, 2019 at a rate of $1,008 per month.  In July 2019 the Company extended the lease agreement through August 31, 2020 at a rate of $1,038 per month.  Obligations under this lease are as follows:

	2019	2020	2021
Office lease	$ 3,114	$ 8,304	$ -

Upon the adoption of ASC 842, the calculation of our lease obligation using a discount rate of 8% resulted in an immaterial difference and therefore, no interest will be imputed on the lease obligation.

Financing Lease Obligations

In March 2017, the Company also entered into a 32-month lease for a nitric oxide analyzer, with a monthly payment of $1,014 per month.

Obligations under the financing lease are as follows:

	2019	2020	2021
Financing lease	$ 2,944	$ -	$ -

The lease is a financing lease, with the option to purchase at the end of the lease term.  The Company plans to exercise the purchase option under the lease, whereby 70% of the lease payments will be applied toward the purchase price of the equipment.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to September 30, 2019 the Company has accepted $41,951 for the purchase of 167,804 shares of restricted common stock under the stock purchase agreement entered into on July 1, 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2019, we had assets of $83,667 with current assets of $45,788 and liabilities of $387,079. Our current assets consisted of cash in the amount of $41,838 and prepaid expenses in the amount of $3,950.  We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders.  We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

For the three months ended September 30, 2019 and 2018, we had no revenue.  Operating expenses were $146,213 for the three-month period ended September 30, 2019 compared to $522,069 for the three-month period ended September 30, 2018. The decrease relates primarily to consulting fees of $57,781 and $414,618 relating to stock issued for services during the three months ended September 30, 2019 and 2018, respectively.  Other expense for both periods results from interest charges accrued on the convertible notes.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

For the nine months ended September 30, 2019 and 2018, we had no revenues and operating expenses of $813,726 and $833,345, respectively.  For the nine months ended September 30, 2019 we had other expenses of $13,229.  For the nine months ended September 30, 2018, we had other expense of $14,544.  The major expense in both of the nine-month reporting periods is for consulting expenses incurred in the development of our products.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.  We do not anticipate any revenue for the foreseeable future as our products are in the development stage.

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

Based on that evaluation, as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

Not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the nine months ended September 30, 2019, we received cash proceeds of $246,930 under a subscription agreement entered into in September 2017, under which agreement the Buyer may purchase shares of common stock at $0.25 per share.  As of September 30, 2019, no shares have been issued for the funds received.  In January 2019, 40,000 shares of restricted common stock were issued under an agreement entered into during 2018, for which cash was received during 2018 and 200,000 shares of restricted common stock were issued under a share purchase agreement entered into in January 2019.

In July 2019, the Company entered into a stock purchase agreement with a related party, significant shareholder and debt holder, under which the buyer may purchase up to $250,000 in shares of common stock at $0.25 per share.  The agreement expired on December 31, 2020.  We received cash proceeds of $28,086 under this agreement during the nine-month period ended September 30, 2019 for 112,344 shares of restricted common stock.  At the date of this report no stock has been issued against this agreement.

Other Securities Transactions

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2019, we have not purchased any equity securities nor have any officers or directors of the Company.

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

November 14, 2019

By: /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive Officer

November 14, 2019

By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting

       Officer