Form 10-K
period 2019-12-31
Nu-Med Plus, Inc.
filed 2020-03-30
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes [X]   No [   ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

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

Non-accelerated filer      [X]

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

Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: At June 30, 2019, the Company’s last sale price of its stock was $0.75 resulting in an aggregate market value of our common stock held by non-affiliates of $20,707,863.

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

Class

Outstanding as of March 30, 2020

44,476,625 shares of $0.001 par value common stock on March 30, 2020

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	31
Signatures		33

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

Prior to the founding of NU-MED PLUS, our core team Jeff Robins, William Moon, and Dr. Craig Morrison investigated, researched, and worked on initial formulations of a conceptual product to convert nitric oxide from a proprietary formulation to a gas used in the medical field. Based on our team’s backgrounds in the field of mechanical engineering, chemistry and medicine it was determined a potential niche market existed and the conceptual proprietary product could possibly be created.  From this initial research and some initial testing, our team believed we could create a mechanical device that could deliver nitric oxide to medical patients and use a new formulation of nitric oxide that, when combined with the new delivery device, could be accomplished in a more economical method than those currently in existence.  NU-MED PLUS was incorporated and an initial private placement was completed to raise capital to create a small lab and purchase equipment and chemicals to start working on testing the theories of the founding team. NU-MED has, since its inception, developed and is currently ready to begin the testing phase, prototype units for a hospital delivery system, a clinical delivery device, a portable rechargeable unit, a disposable unit and a compound which generates nitric oxide on demand.  This has been accomplished despite the lack of sufficient funding, which has required  team members, including William Moon and Tom Tait, to work in a part-time capacity for NU-MED as they continue to work for other organizations.  NU-MED has verified that all consultants and part-time employees are permitted to work on NU-MED’s project without violating other employment commitments.

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

Research has indicated the potential beneficial results of using nitric oxide in the treatment of a number of illnesses for which the FDA has not currently approved its use.  These include, but are not limited to, COPD, asthma, cystic fibrosis, tuberculosis, malaria, ventilator acquired pneumonia, and the treatment of blood prior to transfusion, to name but a few.  Due to the high cost of nitric oxide, research in these areas has been limited.  Our system would significantly reduce the cost of nitric oxide delivery, enabling research on these and other applications.

The costs of testing and submitting products for FDA approval is substantial.  However, we are planning to submit the hospital unit for FDA approval in 2020.  To accomplish this, we will need to raise substantially more capital for further testing, the preparation of the 510(k) application  and hire third party laboratories to perform the tests required to be completed by independent labs..

Products

Nitric oxide is an extremely important bio-mediator in the human body that is produced from the amino acid l-arginine.  Nitric oxide has anti-inflammatory properties, antibacterial, antiviral and antifungal properties which make it useful in certain medical treatments. At the present time inhaled nitric oxide (INO) is used as a selective vaso-dilator in infants. The only FDA approved use of nitric oxide at this time is for the treatment of Hypoxia in premature infants and newborn babies. Management is not aware of any other potential uses of nitric oxide that have been cleared by the FDA, but this may change as new submittals are made. The heavy cost of delivering nitric oxide to patients has created limitations in its use.  Discoveries that have been made since the first FDA approved use of nitric oxide in 1999 have led to a number of new potential uses, which still need FDA approval, in a wide variety of diseases and health complications, including COPD, flu viruses, bacterial infections, tuberculosis, non-healing wounds, head injuries and much more. NU-MED hopes to take advantage of the expanding medical uses of nitric oxide by developing a new method to generate nitric oxide that reduces the delivery costs and can be used in a variety of medical and research settings.  Given NU-MED’s size, we do not anticipate being involved in any clinical studies on new uses of nitric oxide and will rely on other parties to continue to advance the uses of nitric oxide.

NU-MED PLUS has focused on the development of six distinct products for the delivery of nitric oxide. NU-MED products have not been fully developed; therefore we have not made any submission for FDA approval.

     1.

Nitric oxide proprietary formulation.  Generates nitric oxide gas on demand, eliminating the need for compressed gas cylinders.

    2.   A hospital delivery device with controls and safety monitors built in that delivers inhaled nitric oxide to a patient at therapeutic dose levels.  This delivery system is intended for hospitals; specifically intensive care units. The goal is to have a system that delivers a metered therapeutic dose (up to 40 ppm) of nitric oxide via a ventilator. The core technology allows dilution of nitric oxide to therapeutic levels to be accomplished without the use of injectors or valves. Safeguards such as concentration monitoring, flow and gas purity will be standard.

3.  A clinical delivery unit that is designed for the treatment of patients in an office or physician’s clinic. A unit powered by a wall outlet, administration of the nitric oxide would be via cannula or non-rebreather face mask

4. A compact, mobile/portable rechargeable device to deliver inhaled nitric oxide gas.  The portable system necessitates a design which can be deployed where a reliable source of power is not available or is difficult to access. The key feature is a rechargeable battery pack that powers the unit for the full duration of a therapeutic session. It can be recharged using existing electrical sources, a solar array or other alternative energy source. The unit is designed as a low power but fully functional nitric oxide delivery system for inhalation therapy, that can be used as a transport device during the movement of a patient or as a delivery device in those remote areas of the world where electrical power is not readily available.

5.  A disposable unit that will deliver a therapeutic dose of nitric oxide to a patient and will then be placed into a container to be incinerated.  This unit would be used for the treatment of patients in a pandemic, where a large number of patients must be treated and there is insufficient capacity to sterilize the unit after use by each patient.  The dispensing devices would be isolated and destroyed after use to ensure that another patient is not exposed to the bacteria or virus carried by the patient originally treated.

6. A unit that is one of the world’s first nitric oxide dilution systems designed specifically for research. A patent pending technology utilizes pure 100% nitric oxide from a pressurized tank source and dilutes it with air or other non-reactive diluent gas to provide a 1 to 500 ppm source of high purity nitric oxide for investigational applications.

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

A longer-term goal is to further develop our proprietary compound formulation option that will be utilized to produce medical grade nitric oxide for use in all delivery units. Management believes that with the further refinement of our formulation, we can make and filter medical grade nitric oxide gas with minimal amounts of nitrogen dioxide, and that this process can produce medical grade nitric oxide gas in ample quantities for any current or prospective use and hopefully at a price less than that of all currently available technologies.  For a number of years the only approved and available medical grade nitric oxide delivery device was a product named Inomax. Since this is a single source market there is no price competition and price is set at a "market can bear" level. We believe, given this structure, there is ample room for a competitive response from NU-MED using on site generated nitric oxide at a lower cost to penetrate the market. The cost of materials and labor for the NU-MED product is anticipated to be low, while still providing attractive margins. Our product must have a known shelf life and be available in various configurations to yield known concentrations and volumes of gas.  Packaging is a critical developmental process that we will address after completion of our formulation.

We approximate that the sale of our research unit for non-clinical laboratory work could take place earlier than FDA approval. Management anticipates that selling our units earlier into the market as laboratory equipment or to international groups will pave the way for sales of our medical delivery devices, but any financial contributions from intellectual property licenses and sales and other non-medical sales will not be adequate to fund the substantial costs of the FDA approval process for human medical uses.  Even with sales to laboratories or other uses, we will require additional funding, which we currently do not have in place and have no assurance that we will be able to obtain, or to obtain at acceptable rates.

All human medical uses of nitric oxide gas require FDA approval prior to initiating sales in the United States and the approval of similar international agencies in their respective countries.  Approval can be a long and expensive process, with no assurance that any such approval can or will be obtained. Our products from the compound formulation for nitric oxide to our delivery machines will have to be approved by the FDA prior to any sales for human use.  Although the FDA can approve “uses” for nitric oxide and such uses can be expanded, our products, both the formulations and equipment, would also have to be approved to be used in association with the treatment using nitric oxide.  Accordingly, although the use of nitric oxide for the treatment of hypoxia in newborns is approved by the FDA, we still would need to have our dispensing unit and compound approved by the FDA for such treatment.  In order for our dispensing unit to be used we would not have to prove the efficacy of the treatment but only that our product and compounds are “substantially equivalent” to those already approved by the FDA.  Even this level of approval requires time, carries substantial costs, and creates additional uncertainty as to our ability to bring a product to the marketplace.  We currently do not have the funds to seek such an approval.  We are currently working to secure funding that will enable us to submit the hospital unit for FDA approval.

Current Product Development Status

Hospital NO Unit. Our team has created an initial prototype and is nearing completion of the first production unit for use as a hospital nitric oxide gas delivery system. The device delivers a continuous intra-breath concentration of therapeutic NO to patients who are on a ventilator in a hospital setting. We are performing internal testing on the accuracy of the machine and dosage prior to moving forward with any animal or human tests.  With any medical product, it will take a period of refinement and testing before the product is ready for market.

Clinical Delivery System. The clinical system is a simplified version of the hospital unit.  While it can be used in a hospital setting it was designed to be operated and used in a less medically intensive environment, such as a doctor’s office or physician’s clinic and does not incorporate the alarms needed in an intensive care setting. It is a smaller and more portable unit, lending itself to clinical use on an as needed basis, rather than full-time use for which the hospital unit is designed.  Administration is via nasal cannula or non-rebreather face mask. Similar to a dialysis center concept, patients would be treated with nitric oxide in a clinical setting on an as needed basis.

Portable Delivery System. Nu-Med has also developed a prototype lightweight Portable NO Delivery System that can be worn comfortably by patients outside of the hospital setting for underserved chronic therapies, and for applications within the United States and in developing nations. This product has the capability to deliver high purity NO to the patient at prescribed intervals for 24 hours per day at controlled doses by means of a nasal cannula or a face mask. As with our hospital unit, we are in the preliminary testing phase and do not anticipate any commercialization in the near future.

Reagent Delivery. During development of the Nu-Med line of medical nitric oxide delivery systems it was discovered that a system could be built that would provide the research community with a variable concentration source of nitric oxide for conducting research and experiments. A preliminary system has been built that can provide a wide range of concentrations and flow rates of NO.  This was reduced to practice and a delivery system is now available for research use.

Future Product Development. Utilizing our core technology, our newest product to be investigated is a one-time Single Treatment Disposable unit which will give rapid access to short term NO treatment. The entire unit is disposed of after treatment and is unique in the market, with no competitive product available. We also are investigating a Wound Healing System which may reduce the loss of a partial or full foot for diabetics by healing diabetic wounds and sores caused by their disease.

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

Since the inception of the only FDA approved treatment of hypoxia in newborns with nitric oxide (INOMAX from Ikaria Holdings) initial research has shown approximately 394,000 patients have been treated worldwide over a ten-year period. Management believes the cost of a typical nitric oxide delivery system is approximately $30,000 each. Market expansion in the US will occur based on FDA approval for other medical uses of nitric oxide therapies.

Competition

Large companies with established brand names have a distinct advantage in the medical device arena. The cost of developing a product, followed by the costs of testing and licensing, favor larger, well financed and established companies.  It will be difficult for NU-MED to compete in this industry and we will be required to focus on the niche products if we hope to be able to compete. The number of companies that have a product or products involving nitric oxide and free radicals is quite large and difficult to determine precisely as this is not the focus of these companies.

In addition to companies that may be working on similar solutions in the nitric oxide space but have not been public in any product offerings, NU-MED considers the following companies as direct competitors in the nitric oxide market space which they anticipate to enter. This does not preclude that additional large pharmaceutical or medical supply companies will enter the critical care market with substantially similar products or systems.

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

Beyond Air (formerly AIT Therapeutics) (AITB) is a company that has acquired a technology that produces nitric oxide from electrical discharge through air. They are currently in clinical trials testing the product for use in the treatment of cystic fibrosis and chronic obstructive pulmonary distress.

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

Concentration of Customers

Currently we do not have any customers and will not have any customers until our product is through the development and testing stages and receives FDA approval.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

Presently we have 1 patent approved and 2 patents pending for our Nitric Oxide systems and we hope to file additional patents for our products which will help us build a strong IP portfolio and value for our company and our shareholders.  Our approved patent covers Gas Generator #62-014866 and our patent pending covers Controlled Delivery of Medical gases using Diffusion Membrane #14529112 and a patent pending for our disposable delivery device. We are also pursuing a proprietary protection strategy of our key formulations and methods for further strengthening the overall Intellectual Property portfolio.  We have no trademarks.  We also have no franchises, concessions, royalty agreements or labor contracts.

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

We have note payables which may be converted into shares of our common stock.  Two of the notes, with total balances of $230,100 and accrued interest of $114,231 are convertible at $0.01 per share of principal and interest. With approximately $230,100 in principal and $114,231 in accrued interest on the notes, if the notes and accrued interest are converted, over 34,433,100 additional shares would be issued.  If all of the notes and accrued interest were converted into shares of our common stock, investors would suffer substantial dilution to their ownership percentage in NU-MED and to their overall value.  We would expect any issuance to be very dilutive to current investors, resulting in potential loss of value to the investors.

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

The outbreak of the coronavirus may negatively impact our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and could adversely affect our business, results of operations and financial condition.  The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

ITEM 2. PROPERTIES

NU-MED’s corporate office is at 455 E 500 S, Suite 203, Salt Lake City, Utah 84111.  Our R&D facility is located at 1266 S 1380 W Orem, Utah 84058.   We pay rent of $1,038.10 per month for the corporate office and $525 per month for the R&D facility.  The executive office arrangement will provide us the flexibility to expand our corporate offices as needed, without being committed to long term overhead or office space we currently do not need.  Our executive office lease is for a term of twelve months, which runs through August 31, 2020, and our laboratory lease is on a month to month basis.  Management believes these facilities will serve our purposes for at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINING SAFETY DISCLOSURE

NU-MED has no mining operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the over the counter bulletin board and OTCQB under the symbol NUMD.  The first sale of the shares occurred in the third quarter of 2014.  The following high and low bid prices for the Company's Common Stock is based on over-the-counter quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Furthermore, the Company’s common stock has traded sporadically and in low volume. Our closing stock price on March 25, 2020 was $0.54 per share.

At March 30, 2020, the Company had approximately 185 shareholders of record.  As of March 30, 2020, the Company had 44,476,625 shares of its Common Stock issued and outstanding.

Transfer Agent

NU-MED’s transfer agent is Issuer Direct Corporation, 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117; telephone number 801-272-9294.

Recent Sales of Unregistered Securities

During 2019, holders of stock purchase agreements exercised their rights and purchased $417,866 under those agreements, which represents 1,671,464 shares of common stock at the $0.25 per share conversion price.  During 2019, a total of 3,202,250 shares of restricted common stock (which includes these 1,671,464 common shares) were issued under stock purchase agreements entered into during 2019 and prior years.

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

c. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding.

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

Recent Accounting Pronouncements

In February 2016, the Financial Standards Accounting Board (“FASB”) issued ASU 2016-02, “Leases”, which is intended to improve financial reporting for lease transactions.  This ASU will require organizations that lease assets, such as real estate and manufacturing equipment, to recognize both assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make the lease payments created by those leases that have terms of greater than twelve months.  The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases.  These disclosures will include qualitative and quantitative requirements, providing addition information about the amounts recorded in the financial statements.  In 2019 the Company recorded an operating right-of-lease asset of $19,484 and an operating lease liability of $19,484 related to the lease of their office.  Amortization of $11,088 was recorded in 2019, leaving an operating right-of-use asset at December 31, 2019of $8,396 and an operating lease liability of $8,396. The ASU was adopted by the Company in the first quarter of 2019 and did not have a material impact on its financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity of financial reporting for non-employee share-based payments. Currently, the accounting requirements for non-employee and employee share-based payments are significantly different. ASU 2018-07 expands the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, “Equity — Equity-Based Payments to Nonemployees”. The amendments to ASU 2018 - 07 are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09, (Topic 606), “Revenue from Contracts with Customers”. The adoption of ASU 2018-07 had no impact on its condensed financial statements or disclosures.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is in the process of evaluating the impact of the final rule on its condensed financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes Topic 740-Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes/.  ASU 2019-12 removes certain exceptions to the general principles of Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740.  The effective date will be the first quarter of fiscal year 2021 and early adoption is permitted.  Adoption of Topic 740 is not expected to have a material effect on its condensed financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

Plan of Operations

NU-MED is focused on the development of medical devices with the first product aimed at the delivery of nitrogen oxide to patients.  NU-MED believes the current delivery systems and supply of nitrogen oxide are costly and creates an opportunity to develop nitric oxide delivery devices that can utilize cheaper delivery devices for nitrogen oxide.  In an effort to develop products, shortly after the founding of NU-MED, management raised initial capital to be able to establish a lab and purchase equipment to work on the initial designs for a new medical device to deliver nitrogen oxide.

Our lab has been successfully equipped and we are proceeding with development of our proprietary product technology. Our technology is at the early development stage and management plans are to concentrate on further improvement of our technology. Our budget requirements for the next year will be centered upon factors relating to the testing, research and enhancement with the intention being to patent our formulation and design. Included in our budget for the next year is the costs of chemical standards, gases and equipment we have projected we will need. Contained also within in our budget are auditing costs and legal fees, which include patent filing expenses.  Projected costs to continue operation for the next year are $1,250,000 and may increase depending on the costs of patent applications, submission of products to the FDA for approval and ongoing development work. At this time, we do not have the funds to operate at this level and are seeking financing either through debt or equity.  If we cannot raise the needed capital, we may not be able to remain in business.

Management believes, with the costs to develop new technology and receive FDA regulatory approval for those devices, it is important to divide the capital needs into phases to be able to track development progress and anticipate capital needs better.  Rather than trying to raise a larger amount of capital upfront, which management felt would result in higher dilution than otherwise would be required, management has chosen to raise capital in tranches as product development progresses.  With the first phase of establishing a lab and initial design completed and with prototype development continuing, management anticipates having to seek additional capital in the near future to continue  further development and testing for FDA application.  The exact amount of capital and the time frame to continue the development of the products is still unknown as management continues to modify current designs during development.  Management believes it may take some time before a commercial product is able to be marketed and will have to rely on outside funding to support operations through not only the development and testing phases, but the licensing phase and initial marketing cycles.

Liquidity and Capital Resources

At December 31, 2019, we had assets of $45,779 with current assets of $13,958 and liabilities of $416,211. Our current assets consisted of cash in the amount of $7,079 and prepaid expenses in the amount of $6,879.  At December 31, 2018, we had assets of $423,016 with current assets of $386,225 and liabilities of $374,489. We currently have sufficient cash to pay ongoing expenses for the next month, after which we will have to rely on loans from shareholders to cover expenses.  Without additional capital, we will not be able to stay in business and move our business plan forward.  During the year ended December 31, 2019, we received cash for the purchase of common stock in the amount of $417,866.  During 2019, we entered into a stock subscription agreement in the amount of $250,000, under which we have drawn $120,936. We currently have no commitments beyond this stock subscription for the needed capital. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales and potential loans from investors and shareholders.  If we are unable to raise additional capital, we will be forced to suspend operations until such capital can be raised or go out of business.  We cannot project the full costs to bring our proposed product to market or the timing of such commercialization.  Given that our product is in the medical field, testing is very expensive, and we will need additional capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the year ended December 31, 2019, we had no revenues, operating expenses of $1,019,430 and interest expense of $17,406, resulting in a net loss of $1,036,825.  This compares to a net loss for the year ended December 31, 2018 of $1,188,846. Operating expenses in 2019 decreased $149,881 over 2018, primarily due to a decrease in professional and consulting fees expense of $128,525, as a result of a stock-based compensation consulting agreement amortized in 2018. We will continue to experience operating losses as we move forward with patent filings and retain additional consultants to assist with our FDA filing and ongoing development work.  We were able to utilize our stock to pay for many of the consultants we have used to date which has allowed us to preserve our limited cash.  We anticipate losses to continue for the foreseeable future and for the losses to increase as we hire personnel and move into more development and testing phases of our proposed products. Additionally, we are preparing patent applications which will require additional capital to pay for outside attorneys and consultants.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, for the reasons discussed below, our disclosure controls and procedures as of the end of the period covered by this report were not effective. The disclosure controls and procedures ensure that all information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - 2013.  Based on this evaluation, our management concluded that, as of December 31, 2019, our internal controls over financial reporting were not effective to provide reasonable assurances based on the above criteria.

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

Name	Age	Title
Jeffrey L. Robins	71	CEO, Director
William G. Moon	70	Vice President of Technology/Operations, Director
Dr. Craig Morrison	75	Director
Tom Tait	62	Director, Vice-President of Scientific Advancement
Dr. Brett Earl	48	Director, Vice-President of Medical Marketing
Keith Merrell	74	Chief Financial Officer

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2019, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Jeffrey L. Robins	2019	$42,600	--	--	--	--	--	$42,600
CEO	2018	42,600	--	--	--	--	--	42,600

Keith L. Merrell	2019	$24,000	--	$200,000	--	--	--	$224,000
CFO	2018	24,000	--	232,063	--	--	--	256,063

________________

Mr. Robins began taking a salary in February 2012.  Mr. Robins’ salary is currently $42,600 a year or $3,550 a month.

Mr. Merrell joined to Company in August 2015.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at fiscal year-end 2019, 2018 or 2017.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2019, 2018 and 2017, there were no stock options or SAR Grants.

Stock Option Exercise

In fiscal 2019, 2018 and 2017, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2019, 2018 or 2017 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.  We did not compensate our directors for service on the Board of Directors during fiscal 2019, 2018 or 2017.

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

No such interlocks existed or such decisions were made during fiscal years 2019 or 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of March 30, 2020, with respect to the beneficial ownership of the Company’s common stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock.  At March 30, 2020, there were 44,476,625 shares of common stock outstanding.

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

	Amount of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Common stock
Principal Shareholders
Jeffrey L. Robins 2152 W. Bryce Drive Kaysville, Utah 84037	5,000,000	11.24%
William G. Moon 2595 North 140 East, #306 Provo, Utah 84604	4,000,000	8.99%
Dr. Craig Morrison 2595 North 140 East Provo, Utah 84604	2,000,000	4.50%
Keith L. Merrell	2,681,250	6.03%
1240 Mueller Park Rd.
Bountiful, UT 84010

Smith Corporate Services, Inc. 455 East 500 South, Suite 201 Salt Lake City, Utah 84111	2,962,250	6.66%
Thomas A. Tait 514 Americas Way #5556 Box Elder SD,57719	4,000,000	8.99%

	Amount of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Common stock
Officers and Directors
Jeffrey L. Robins	5,000,000	11.24%
William G. Moon	4,000,000	8.99%
Dr. Craig Morrison	2,000,000	4.50%
Thomas A. Tait	4,000,000	8.99%
Dr. Brett Earl	1,000,000	2.25%
Keith Merrell	2,681,250	6.03%
Director and executive officer of the
Company (7 individuals)	18,681,250	42.00%

_________________________________

Smith Corporate Services, Inc. (dba SCS, Inc. or “SCS”) is owned and controlled by Karl Smith.  SCS is owed $230,100 in principal and $114,231 in accrued interest by NU-MED.  Under the terms of the notes, the notes may be converted into shares of the Company’s common stock at the rate of one share of common stock for every $0.01 in principal and interest.  The notes may not be converted, at any one time, into more than 4.9% of the Company’s issued and outstanding shares of Common Stock unless a change of control occurs or a fundamental transaction which would include a merger, reorganization or asset sale. If SCS’s ownership has not previously been reduced to less than 4.9% of the number of shares outstanding, then the limitation shall be 9.9%. In addition to the shares owned by SCS, a trust of Mr. Smith’s wife owns 150,000 shares.

Control by Existing Stockholders

Current management owns 42% of the issued and outstanding shares of common stock.  As a result, it is likely they will be able to control NU-MED and will most likely continue to be in a position to elect at least a majority of the Board of Directors of NU-MED, to dissolve, merge or sell the assets of NU-MED, and generally, to direct the affairs of NU-MED.  Additionally, a principal shareholder, SCS, is owed funds under convertible promissory notes which may be converted into shares of the Company at the rate of one share of common stock for every $0.01 in principal and interest.  The notes may not be converted, at any one time, into more than 4.9% of the Company’s issued and outstanding shares of Common Stock unless a change of control occurs or a fundamental transaction which would include a merger, reorganization or asset sale.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has selected Sadler, Gibb and Associates, LLC as its independent public accounting firm.  Fees paid for their services were:

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $17,400 and $18,100 for each of the years ending December 31, 2019 and 2018, respectively.

2) Audit-Related Fees. $0 and $0.

3) Tax Fees. $0 and $0.

4) All Other Fees. $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMNET SCHEDULES

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

Title of Document

Page

Reports of Independent Registered Public Accounting Firm

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

NU-MED PLUS, INC.

March 30, 2020

By:  /s/ Jeffrey L. Robins

        Jeffrey L. Robins, CEO, Principal Executive

March 30, 2020

By: /s/ Keith L. Merrell

       Keith L. Merrell, CFO/Principal Accounting

       Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature

Title

Date

/s/ Jeffrey L. Robins

Director, CEO

March 30, 2020

Jeffrey L. Robins

/s/ William G. Moon

Director

March 30, 2020

William G. Moon

/s/ Dr. Craig Morrison

Director

March 30, 2020

Dr. Craig Morrison

/s/ Thomas A. Tait

Director

March 30, 2020

Thomas A. Tait

/s/ Dr. Brett Earl

Director

March 30, 2020

Dr. Brett Earl

Nu-Med Plus, Inc.

Financial Statements

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nu-Med Plus, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nu-Med Plus, Inc. (“the Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the company has negative working capital, net losses, negative cash flows from operating activities, and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Salt Lake City, UT

March 30, 2020

NU-MED PLUS, INC.

Balance Sheets

	December 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash	$ 7,079	$ 167,513
Prepaid expense	6,879	218,712
Total current assets	13,958	386,225
Long-term assets
Property and equipment, net	23,425	36,791
Operating lease right-of-use asset	8,396	-
Total long-term assets	31,821	36,791
Total assets	$ 45,779	$ 423,016

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 39,820	$ 9,782
Accounts payable – related party	14,085	6,000
Accrued expense	9,579	19,546
Accrued interest – related party	114,231	98,102
Operating lease liability	8,396	-
Equipment loan – current portion	-	10,959
Convertible promissory notes, net – related party	230,100	230,100
Total current liabilities	416,211	374,489
Long-term liabilities
Total liabilities	416,211	374,489
Commitments and contingencies	-	-
Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 44,476,625 and 41,274,375 shares issued and outstanding, as of December 31, 2019 and 2018, respectively.	44,477	41,274
Additional paid-in capital	5,849,784	4,851,487
Stock subscription payable	465,541	849,175
Accumulated deficit	(6,730,234)	(5,693,409)
Total stockholders' equity (deficit)	(370,432)	48,527
Total liabilities and stockholders' equity (deficit)	$ 45,779	$ 423,016

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Operations

	Year ended	Year ended
	December 31, 2019	December 31, 2018
Revenue	$ -	$ -

Operating expenses
General and administrative expense	76,127	128,103
Payroll expense	277,600	246,183
Rent expense	18,682	18,102
Professional and consulting Fees	633,655	762,180
Depreciation expense	13,366	14,743
Total operating expenses	1,019,430	1,169,311

Operating Loss	(1,019,430)	(1,169,311)

Other income (expense)
Interest income	11	101
Interest expense	(17,406)	(19,536)
Total other income (expense)	(17,395)	(19,435)
Net income (loss) before income taxes	(1,036,825)	(1,188,746)
Income tax expense	-	100

Net income (loss)	$ (1,036,825)	$ (1,188,846)

Basic and diluted earnings per share	$ (0.02)	$ (0.03)
Weighted average common shares outstanding – basic and diluted	45,545,644	41,785,309

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC. Statements of Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, January 1, 2018	-	$ -	37,563,125	37,563	3,728,837	806,405	(4,504,563)	$ 68,242
Common Stock issued under subscription	-	-	1,061,250	1,061	254,239	(60,300)	-	195,000
Stock subscription payable - cash	-	-	-	-	-	103,070	-	103,070
Stock issued for service	-	-	650,000	650	638,350	-	-	639,000
Stock issued in compensation	-	-	2,000,000	2,000	230,061	-	-	232,061
Net loss for the year ended Dec 31, 2018	-	-	-	-	-	-	(1,188,846)	(1,188,846)
Balance, December 31, 2018			41,274,375	$41,274	$4,851,487	$849,175	$ (5,693,409)	$ 48,527
Common Stock issued under subscription agreements	-	-	3,002,250	3,003	748,497	(751,500)	-	-
Stock subscription payable - cash	-	-	-	-	-	367,866	-	367,866
Stock issued for cash	-	-	200,000	200	49,800	-	-	50,000
Stock vested for compensation	-	-	-	-	200,000	-	-	200,000
Net loss for the year ended Dec 31, 2019	-	-	-	-	-	-	(1,036,825)	(1,036,825)
Balance, December 31, 2019	-	$ -	44,476,625	$44,477	$5,849,784	$465,541	$ (6,730,234)	$ (370,432)

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC. Statements of Cash Flows
	Year ended December 31, 2019	Year ended December 31, 201
Cash flows from operating activities:
Net loss	$ (1,036,825)	$ (1,188,846)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,366	14,743
Stock-based compensation	200,000	232,061
Amortization of right-of-use asset	11,086	-
Stock issued for services performed	-	432,863
Amortization of prepaid consulting	206,250	-
Changes in operating assets and liabilities:
Prepaid expenses	5,583	(3,408)
Operating lease liability	(11,086)	-
Accounts payable	30,038	9,782
Related party payables	8,085	2,000
Accrued expense	6,162	33,237
Net cash used in operating activities	(567,341)	(467,568)

Cash flows from investing activities:
Purchase of equipment	-	(5,025)
Net cash used in investing activities	-	(5,025)
Cash flows from financing activities
Proceeds from the issuance of common stock	50,000	195,000
Proceeds from subscription payable	367,866	103,070
Payments on equipment loan	(10,959)	(9,007)
Net cash provided by financing activities	406,907	289,063
Net change in cash	(160,434)	(183,530)

Cash at beginning of period	167,513	351,043

Cash at end of period	$ 7,079	$ 167,513
Supplemental schedule of cash flow information
Cash paid for interest	$ 1,208	$ 3,106
Cash paid for income taxes	$ -	$ -
Supplemental schedule of non-cash financing activities
Common stock issued for subscription payable	$ 751,500	$ 60,300
Right-of-use operating lease assets obtained in exchange for lease liabilities	19,482	-

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2019 and 2018

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

d. Cash and Cash Equivalents

The Company considers all deposit accounts and investment accounts with an original maturity of 90 days or less to be cash equivalents.  The cash balance we currently have on deposit is within the limits for which the FDIC insures.

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

All cash, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the short-term nature of these financial instruments.  Additionally, we measure certain financial instruments at fair value on a recurring basis.

g. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement.  The company included shares subscribed but unissued in its calculation of earnings per share.

	For the year ended December 31, 2019	For the year ended December 31, 2018

Net (loss) earnings (numerator)	$ (1,036,825)	$ (1,188,846)
Shares (denominator)	45,545,644	41,785,309
Net earnings per share amount - basic	$ (0.02)	$ (0.03)
Shares (denominator)	45,545,644	41,785,309
Net earnings per share amount - diluted	$ (0.02)	$ (0.03)

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of December 31, 2019 and 2018 there were 34,433,100 and 32,795,200, respectively, potential dilutive shares that needed to be considered as common share equivalents.

As of December 31, 2019 and 2018 the dilutive shares were excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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

k.  Recent Accounting Pronouncements

In February 2016, the Financial Standards Accounting Board (“FASB”) issued ASU 2016-02, “Leases”, which is intended to improve financial reporting for lease transactions.  This ASU will require organizations that lease assets, such as real estate and manufacturing equipment, to recognize both assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make the lease payments created by those leases that have terms of greater than twelve months.  The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases.  These disclosures will include qualitative and quantitative requirements, providing addition information about the amounts recorded in the financial statements.  In 2019 the Company recorded an operating right-of-lease asset of $19,482 and an operating lease liability of $19,482 related to the lease of their office.  Amortization of $11,086 was recorded in 2019, leaving an operating right-of-use asset at December 31, 2019 of $8,396 and an operating lease liability of $8,396. The ASU was adopted by the Company in the first quarter of 2019 and did not have a material impact on its financial statements.  See Note 7.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity of financial reporting for non-employee share-based payments. Currently, the accounting requirements for non-employee and employee share-based payments are significantly different. ASU 2018-07 expands the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, “Equity — Equity-Based Payments to Nonemployees”. The amendments to ASU 2018 - 07 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of

ASU No. 2014-09, (Topic 606), “Revenue from Contracts with Customers”. The Company is currently evaluating ASU 2018-07 and its impact on its condensed financial statements or disclosures.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is in the process of evaluating the impact of the final rule on its condensed financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes Topic 740-Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes/.  ASU 2019-12 removes certain exceptions to the general principles of Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740.  The effective date will be the first quarter of fiscal year 2021 and early adoption is permitted.  Adoption of Topic 740 is not expected to have a material effect on its condensed financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 3 - GOING CONCERN

The Company has negative working capital, net losses, negative cash flows from operating activities, and an accumulated deficit. The Company anticipates that the funds on hand as of December 31, 2019, will not be sufficient to successfully prosecute its business plan and funding through the sale of equity capital and short-term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,250,000 for 2020. During the year ended December 31, 2018 the Company entered into subscription agreements in the amount of $20,000, $700,000 and $400,000, drew $772,605 against those agreements during the year ended December 31, 2017 and drew $93,070 during the year ended December 31, 2018.  In May 2018 the Company received $110,000 for subscription agreements. In September 2018 the Board reserved for issuance 2,400,000 shares for a private placement of up to $600,000.  In 2018 we accepted stock purchase agreements of $95,000, leaving an unsubscribed balance of $505,000 at December 31, 2018.  The current funds available will fund operations through March 31, 2020. The Company has begun the process of arranging for additional necessary funding and currently retains consultants for that purpose. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - PROPERTY AND EQUIPMENT

Fixed assets and related accumulated depreciation consisted of the following at December 31, 2019, and December 31, 2018:

	December 31, 2019	December 31, 2018
Computer and office equipment	$ 90,368	$ 90,368
Accumulated depreciation	(66,943)	(53,577)
Total Property and Equipment	$ 23,425	$ 36,791

Depreciation expense for the years ended December 31, 2019 and 2018 was $13,366 and $14,743, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at December 31, 2019.

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

In October and December 2018, the Company entered into four stock purchase agreements under which the buyer may purchase up to $10,000, $15,000, $20,000, and $50,000, respectively, in shares of common stock at $0.25 per share.  During 2018 the buyers the buyers exercised their rights and purchased 380,000 shares of stock under those agreements for $95,000.  The Company issued 340,000 shares of restricted common stock in 2018 and the remaining 40,000 shares in 2019.

In 2019 the Company issued 200,000 shares of restricted common stock for $50,000 to an unrelated investor.  Also during 2019 the Company received $367,866 in proceeds from a related party (a significant shareholder and convertible note holder), pursuant to a stock purchase agreement, which is convertible at $0.25 per share.

At December 31, 2019 and 2018, the Company had $465,541 and $849,175, respectively, in stock subscriptions payable for which it is obligated to issue 1,862,164 and 3,392,950 shares of restricted common stock, respectively.  Additionally, as of December 31, 2019, an agreement for a purchase of a total of 516,256 shares of common stock for $129,064 are open to be subscribed to by the related party.

Common Stock Issued to Officer:

In February 14, 2018 the Company announced that the consulting agreement with the Chief Financial Officer (Mr. Merrell) was terminated effective December 31, 2017, and that a new agreement was entered into effective January 1, 2018 under which Mr. Merrell would receive 2,000,000 shares of restricted common stock, vesting at 500,000 shares per year, for his service.  The term of the agreement is for one year, which term automatically renews for one-year extensions up to four years unless terminated by either party with 30 days written notice.  The Company issued all 2,000,000 shares to Mr. Merrell on August 20, 2018.  Any common shares not earned during the four-year period are to be returned or cancelled.  An expense of $200,000 was recorded for the year ended December 31, 2019, which represents the fair value of the stock vested. A charge will be made each quarter as the shares are earned under the provisions of the agreement until such time as all shares have been earned.

Common Stock Issued for Services:

In September 2018, the Company issued 650,000 shares of stock to two consultants.  Of these shares, 150,000 were issued under a consulting contract for services rendered and vested upon issue and 500,000 shares of restricted stock were issued to a consultant for services rendered and to be rendered through June 1, 2019.  The common stock was valued at $639,000, of which $432,863 was recorded during the year ended December 31, 2018.  A prepaid expense for the remaining balance of $206,250 is recorded and will be amortized over the term of the consulting agreement.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company entered into a lease for office space in February 2017 for $950 per month.  In November 2017 the Company signed a six-month extension of the lease with a lease payment of $978 per month. In March 2018 the Company extended the lease agreement through August 31, 2019 at a rate of $1,008 per month.  In July 2019 the Company extended the lease agreement through August 31, 2020 at a rate of $1,038.10 per month.  Obligations under this lease are as follows:

	2020	2021	2022
Office lease	$ 8,305	$ -	$ -

In 2018, the Company also entered into a 24-month lease for a nitric oxide analyzer, with a monthly payment of $1,014 per month. The final payment under this agreement was made in December 2019.

NOTE 8 - RELATED PARTY TRANSACTIONS

Contributed Services

During the year ended December 31, 2019 and 2018, a Company officer contributed services to the Company in the amount of $200,000 and $232,061, respectively. During the year ended December 31, 2019 and 2018,  the officer received 500,000 shares and 500,000 shares, respectively of restricted common stock as compensation for those services.

NOTE 9 - CONVERTIBLE PROMISORY NOTES – RELATED PARTY

$100,000 Convertible Promissory Note

On November 12, 2012, the Company issued a $100,000 convertible promissory note to SCS, a related party and significant shareholder, as compensation for services provided and to be provided during the period April 1, 2012 through March 31, 2013.  The note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion.  On September 27, 2013, the Company amended the note to include a conversion price which of $0.01 per share for all unpaid principal and interest.  As of December 31, 2019 and December 31, 2018 interest accrued, but unpaid, was $60,953 and $55,453, respectively.

$130,100 Convertible Promissory Note

Prior to 2015, the Company entered into a convertible promissory note with SCS, a related party and significant shareholder, due on demand, bearing interest at 8% per annum, unsecured and convertible at $0.01 per share, with a price protection provision to a lower conversion price.  The balance of this note was $130,100 at December 31, 2019 and December 31, 2018 with accrued interest balances of $52,557 and $42,149, respectively.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and applicable state income tax rates to pretax income from continuing operations for the years ended December 31, 2019, and 2018, due to the following:

	2019	2018

Book Income (Loss)	$(269,575)	$(309,100)
Depreciation	3,475	3,833
Shares issued for services	52,000	172,881
Meals and entertainment	49	155
Change in valuation allowance	214,051	132,231
	$-	-

Net deferred tax liabilities consist of the following components as of December 31, 2019, and 2018:

	2019	2018

Deferred tax assets:
NOL Carryover	$1,567,296	$1,938,113
Deferred tax liabilities
Depreciation	(13,366)	(3,833)

Valuation allowance	(1,544,009)	(1,934,280)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  If a change in ownership occurs, then net operating loss carryforwards may be limited as to use in future years.  At December 31, 2019, the Company had net operating loss carryforward of approximately $6,028.062 that may be offset against future taxable income from the year 2019 through 2039. The availability of some of the net operating loss will extend into 2036 if not previously utilized. During 2019, the Company evaluated its deferred tax assets and concluded that none of the asset is currently realizable and that a full valuation allowance should be recorded.

Included in the balance at December 31, 2019, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE 11 - SUBSEQUENT EVENTS

On March 15, 2020 the Company entered into a service agreement with Hanover International, Inc. to provide advisory services to the Company.  The contract is a one year contract, but may be cancelled with thirty days notice any time after the 91st day of the agreement.  Hanover will receive a fee of $3,500 per month, from which fee it pays all of its expenses.  In addition, Hanover will receive 750,000 shares of restricted common stock, earned in quarterly tranches of 187,500 shares, deemed earned and issuable after services are provided for each quarter.

In the first three months of 2020 the Company received $106,927 in funds against a subscription agreement.  The subscription has a conversion rate of $0.25 per share.