Form 10-Q
period 2020-03-31
Nu-Med Plus, Inc.
filed 2020-05-14
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

 (Zip Code)

(801) 746-3570

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Outstanding as of May 14, 2020

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

44,476,625 shares of $0.001 par value common stock on May 14, 2020

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2020

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the 10-K for the period ended December 31, 2019, accompanying notes, and with the historical financial information of the Company.

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

NU-MED PLUS, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2020 (unaudited)	2019
ASSETS
Current assets
Cash	$ 18,328	$ 7,079
Prepaid expense	3,142	6,879
Total current assets	21,470	13,958
Long-term Assets
Property and equipment, net	20,377	23,425
Operating lease right-of-use of assets	5,372	8,396
Total long-term assets	25,749	31,821
Total assets	$ 47,219	$ 45,779

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 33,593	$ 39,820
Accounts payable – related party	16,000	14,085
Accrued expense	11,229	9,579
Accrued interest – related party	118,252	114,231
Operating lease liability	5,372	8,396
Convertible promissory notes – related party	230,100	230,100
Total current liabilities	414,546	416,211
Long-term liabilities
	-	-
Total liabilities	414,546	416,211
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 44,476,625 and 44,476,625 shares issued and outstanding, as of March 31, 2020 and December 31, 2019, respectively.	44,477	44,477
Additional paid-in capital	5,899,784	5,849,784
Stock subscription payable	571,980	465,541
Accumulated deficit	(6,883,568)	(6,730,234)
Total stockholders' deficit	(367,327)	(370,432)
Total liabilities and stockholders' deficit	$ 47,219	$ 45,779

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31, 2020	Three months ended March 31, 2019
Revenue	$ -	$ -

Operating expenses
General and administrative expense	8,404	38,517
Payroll expense	67,475	61,494
Rent expense	4,689	4,599
Professional/consulting fees	65,697	315,343
Depreciation expense	3,048	3,775
Total operating expenses	149,313	423,728

Operating Loss	(149,313)	(423,728)

Other income/expense
Interest expense, net	(4,021)	(4,477)
Interest income	-	10
Total other income (expense)	(4,021)	(4,467)

Income tax expense	-	-

Net income (loss)	$ (153,334)	$ (428,195)

Basic and diluted earnings per share	$ (0.00)	$ (0.01)

Weighted average common shares outstanding - basic and diluted	46,553,585	41,473,042

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, January 1, 2020	-	$ -	44,476,625	$ 44,477	$ 5,849,784	$ 465,541	$ (6,730,234)	$ (370,432)
Cash received for subscription payable	-	-	-	-	-	106,439	-	106,439
Stock vested for compensation	-	-	-	-	50,000	-	-	50,000
Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	(153,334)	(153,334)
Balance, March 31, 2020	-	$ -	44,476,625	$44,477	$5,899,784	$571,980	$ (6,883,568)	$ (367,327)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, January 1, 2019	-	$ -	41,274,375	$ 41,274	$ 4,851,487	$ 849,175	$ (5,693,409)	$ 48,527
Common Stock issued for subscription payable	-	-	40,000	40	9,960	(10,000)	-	-
Stock issued for cash	-	-	200,000	200	49,800	-	-	50,000
Cash received for subscription payable	-	-	-	-	-	55,000	-	55,000
Stock vested for compensation	-	-	-	-	50,000	-	-	50,000
Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	(428,195)	(428,195)
Balance, March 31, 2019	-	$ -	41,514,375	$41,514	$4,961,247	$894,175	$ (6,121,604)	$ (224,668)

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc. Condensed Statements of Cash Flows (Unaudited)
	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$ (153,334)	$ (428,195)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,048	3,775
Amortization of right of use asset	3,024	3,021
Stock issued for services performed	50,000	50,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	3,737	125,542
Increase (decrease) in operating lease liability	(3,024)	(3,021)
Increase (decrease) in accounts payable	(4,312)	15,266
Increase (decrease) in accrued expense	5,671	(13,083)
Net cash used in operating activities	(95,190)	(246,695)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from stock subscriptions	106,439	105,000
Payments on financing lease	-	(2,542)
Net cash provided by financing activities	106,439	102,458
Net increase (decrease) in cash	11,249	(144,237)
Cash at beginning of period	7,079	167,513
Cash at end of period	$ 18,328	$ 23,276
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ 494
Cash paid for income taxes	$ -	$ -
Non-cash Investing and Financing:
Common stock issued for subscription payable	$ -	$ 10,000

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

March 31, 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Nu-Med Plus, Inc. (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual consolidated financial statements of Nu-Med Plus, Inc. for the year ended December 31, 2019 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2020. In particular, the Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

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

g. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement.  The company included 2,287,920 and 3,572,950 shares subscribed but unissued in its calculation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019, respectively.

	For the three months ended March 31, 2020	For the three months ended March 31, 2019

Net (loss) earnings (numerator)	$ (153,334)	$ (428,195)
Shares (denominator)	46,553,585	41,473,042
Net earnings per share amount - basic	$ (0.00)	$ (0.01)
Shares (denominator)	46,553,585	41,473,042
Net earnings per share amount - diluted	$ (0.00)	$ (0.01)

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of March 31, 2020 and 2019 there were 34,835,200 and 36,581,072, respectively, potential dilutive shares that needed to be considered as common share equivalents.

As of March 31, 2020 and 2019 the dilutive shares were excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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

k.  Leases

The Company accounts for all leases in accordance with ASC 842, Leases, recognizing both assets and liabilities on the balance sheet for the right to use those assets for the lease term and obligations to make the lease payments created by those leases that have terms of greater than twelve months.

l. Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity of financial reporting for non-employee share-based payments. Currently, the accounting requirements for non-employee and employee share-based payments are significantly different. ASU 2018-07 expands the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, “Equity — Equity-Based Payments to Nonemployees”. The amendments to ASU 2018 - 07 are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09, (Topic 606), “Revenue from Contracts with Customers”. The Company adopted ASU 2018-07 effective January 1, 2020.  The adoption of ASU 2018-07 will not have a material effect on its condensed financial statements.

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

NOTE 2 - GOING CONCERN

The Company acknowledges that the funds on hand as of March 31, 2020, will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through May 31, 2020. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019

Computer and office equipment	$ 90,368	$ 90,368
Accumulated depreciation	(69,991)	(66,943)

Total Fixed Assets	$ 20,377	$ 23,425

Depreciation expense for the three months ended March 31, 2020 and 2019 was $3,048 and $3,775, respectively.

NOTE 4 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share.  No preferred shares are issued or outstanding at March 31, 2020.

NOTE 5 - COMMON STOCK

Stock Subscription Payable:

At March 31, 2020 and December 31, 2019, the Company had $571,980 and $465,541, respectively, in stock subscriptions payable for which it is obligated to issue 2,287,920 and 1,862,164 shares of restricted common stock, respectively, pursuant two separate subscription agreements.

July 2019 Subscription Agreement

In July 2019, the Company entered into a stock purchase agreement with a related party, significant shareholder and debt holder, under which the buyer may purchase up to $250,000 in shares of common stock at $0.25 per share.  The agreement expires on December 31, 2020.  The Company received $106,439 under this agreement in the three months ended March 31, 2020. At the date of this report no stock has been issued against this agreement. As of March 31, 2019, a total of 90,500 shares of common stock for $22,625 are available to be purchased under this agreement.

2018 Subscription Agreements

In October and December 2018, the Company entered into four stock purchase agreements under which the buyer may purchase up to $10,000, $15,000, $20,000, and $50,000, respectively, in shares of common stock at $0.25 per share.  During the three months ended March 31, 2019, the Company issued 40,000 shares of restricted common stock for $10,000 received during the year ended December 31, 2018 under these agreements. This agreement has expired with no additional shares available for purchase.

Common Stock Issued for Cash

During the three months ending March 31, 2019, the Company issued 200,000 shares of restricted common stock for $50,000 to an unrelated investor.

Common Stock Issued to Officer:

In February 14, 2018 the Company announced that the consulting agreement with the Chief Financial Officer (Mr. Merrell) was terminated effective December 31, 2017, and that a new agreement was entered into effective January 1, 2018 under which Mr. Merrell would receive 2,000,000 shares of restricted common stock, vesting at 500,000 shares per year, for his service.  The term of the agreement is for one year, which term automatically renews for one-year extensions up to four years unless terminated by either party with 30 days written notice.  The Company issued all 2,000,000 shares to Mr. Merrell on August 20, 2018.  Any common shares not earned during the four-year period are to be returned or cancelled.  A charge will be made each quarter as the shares are earned under the provisions of the agreement until such time as all shares have been earned.  A charge of $50,000 and $50,000 was recorded for the three months ended March 31, 2020 and 2019, respectively.

Common Stock Issued for Services:

In September 2018, the Company issued 650,000 shares of stock to two consultants.  Of these shares, 150,000 were issued under a consulting contract for services rendered and vested upon issue and 500,000 shares of restricted stock were issued to a consultant for services rendered and to be rendered through June 1, 2019.  The common stock was valued at $639,000, of which $432,750 was expensed during the year ended December 31, 2018.  The remaining balance of $206,250 was expensed during the year ended December 31, 2019.

NOTE 6 – CONVERTIBLE POMISSORY NOTES – Related Party

$100,000 Convertible Promissory Note

On November 12, 2012, the Company issued a $100,000 convertible promissory note to SCS, a related party and significant shareholder, as compensation for services provided and to be provided during the period April 1, 2012 through March 31, 2013.  The note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion.  On September 27, 2013, the Company amended the note to include a conversion price which of $0.01 per share for all unpaid principal and interest.  As of March 31, 2020 and December 31, 2019 interest accrued, but unpaid, was $62,343 and $60,953, respectively.

$130,100 Convertible Promissory Note

Prior to 2015, the Company entered into a convertible promissory note with SCS, a related party and significant shareholder, due on demand, bearing interest at 8% per annum, unsecured and convertible at $0.01 per share, with a price protection provision to a lower conversion price.  The balance of this note was $130,100 at March 31, 2020 and December 31, 2019 with accrued interest balances of $55,188 and $52,557, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

Amortization of $3,024 was recorded as rent expense in the first quarter of 2020, leaving an operating right-of-use asset at March 31, 2020 of $5,372 and an operating lease liability of $5,372.  Amortization of $3,021 was recorded as rent expense for the quarter ended March 31, 2019.

Obligations under this lease are as follows:

	2020	2021	2022
Office lease	$ 5,372	$ -	$ -

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

Consulting Agreement

On March 15, 2020 the Company entered into a service agreement with Hanover International, Inc. to provide advisory services to the Company.  The contract is a one year contract, but may be cancelled with thirty days notice any time after the 91st day of the agreement.  Hanover will receive a fee of $3,500 per month, from which fee it pays all of its expenses.  In addition, Hanover will receive 750,000 shares of restricted common stock, earned in quarterly tranches of 187,500 shares, deemed earned and issuable after services are provided for each quarter. No shares of common stock have been issued under the terms of this agreement as of March 31, 2020.

NOTE 8 - SUBSEQUENT EVENTS

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2020, we had assets of $47,219 with current assets of $21,470 and liabilities of $414,546. Our current assets consisted primarily of cash in the amount of $18,328 and prepaid expenses in the amount of $3,142.  We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders.  At this time, we have a stock subscription agreement under which the investor has the right to purchase up to $250,000 of restricted common stock at a price of $0.25 per share.  During the three-month period ended March 31, 2020 we accepted $106,439 under this agreement and during 2019 accepted $120,936, leaving a balance of $22,625 available for funding.  We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the three months ended March 31, 2020 and March 31, 2019, we had no revenues and operating expenses of $149,313 and $423,728, respectively.  The reduction in operating expenses results from a decreased use of consultants as we near finalization of the design and production of our first nitric oxide dispensing units, and a reduction of non-cash charges for stock issued to a consultant, which were fully amortized in 2019.  For the three months ended March 31, 2020 we had other expenses of $4,021.  For the three months ended March 31, 2019, we had other expense of $4,467.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital beyond the $250,000 stock subscription earlier mentioned.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

Based on that evaluation, as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2020, we have not purchased any equity securities nor have any officers or directors of the Company.

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

May 14, 2020

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive Officer

May 14, 2020

By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting Officer