Form 10-Q
period 2020-06-30
Nu-Med Plus, Inc.
filed 2020-08-19
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Not applicable.

Applicable Only to Corporate Issuers:

Class

Outstanding as of August 19, 2020

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

50,228,469 shares of $0.001 par value common stock on August 19, 2020

TABLE OF CONTENTS

PART II	OTHER INFORMATION	20

ITEM 1	LEGAL PROCEEDINGS	20
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	20
ITEM 4	MINE SAFETY DISCLOSURE	20
ITEM 5	OTHER INFORMATION	20
ITEM 6	EXHIBITS	20

SIGNATURES		21

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2020

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the 10-K for the period ended December 31, 2019, accompanying notes, and with the historical financial information of the Company.  The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

NU-MED PLUS, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2020 (unaudited)	2019
ASSETS
Current assets
Cash	$ 6,106	$ 7,079
Prepaid expense	826,655	6,879
Total current assets	832,761	13,958
Long-term Assets
Property and equipment, net	17,329	23,425
Operating lease right-of-use of assets	2,148	8,396
Total long-term assets	19,477	31,821
Total assets	$ 852,238	$ 45,779

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 58,049	$ 39,820
Accounts payable – related party	22,111	14,085
Accrued expense	6,586	9,579
Accrued interest – related party	112,273	114,231
Operating lease liability	2,148	8,396
Convertible promissory notes – related party	230,100	230,100
Total current liabilities	431,267	416,211
Long-term liabilities
Note payable	9,384	-
Total liabilities	440,651	416,211
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 50,228,469 and 44,476,625 shares issued and outstanding, as of June 30, 2020 and December 31, 2019, respectively.	50,229	44,477
Additional paid-in capital	8,132,393	5,849,784
Stock subscription payable	21,000	465,541
Accumulated deficit	(7,792,035)	(6,730,234)
Total stockholders' deficit	411,587	(370,432)
Total liabilities and stockholders' deficit	$ 852,238	$ 45,779

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019

Revenue	$ -	$ -	$ -	$ -

Operating expenses
General and administrative expense	29,582	11,335	37,985	49,852
Payroll expense	503,858	64,486	571,333	125,980
Rent expense	4,690	4,598	9,379	9,197
Professional and consulting fees	363,269	159,945	428,966	475,288
Depreciation expense	3,048	3,421	6,096	7,196
Total operating expenses	904,446	243,785	1,053,759	667,513

Operating Loss	(904,446)	(243,785)	(1,053,759)	(667,513)

Other expense
Interest expense	(4,021)	(4,399)	(8,042)	(8,866)
Total other expense	(4,021)	(4,399)	(8,042)	(8,866)

Income tax expense	-	-	-	-

Net loss	$ (908,467)	$ (248,184)	$(1,061,801)	$ (676,379)

Basic and diluted earnings (loss) per share	$ (0.02)	$ (0.00)	$ (0.02)	$ (0.01)
Weighted average common shares outstanding – basic and diluted	47,336,288	45,336,283	47,352,260	45,129,067

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Subscription Payable	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	-	$ -	44,476,625	$ 44,477	$ 5,849,784	$ 465,541	$ (6,730,234)	$ (370,432)
Cash received for subscription payable	-	-	-	-	-	106,439	-	106,439
Stock-based compensation	-	-	-	-	50,000	-	-	50,000
Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	(153,334)	(153,334)
Balance, March 31, 2020	-	$ -	44,476,625	$44,477	$5,899,784	$571,980	$ (6,883,568)	$ (367,327)
Cash received for subscription payable	-	-	-	-	-	125,731	-	125,731
Common stock issued for subscription payable	-	-	2,706,844	2,707	674,004	(676,711)	-	-
Stock issued for accrued interest on convertible note	-	-	1,000,000	1,000	9,000	-	-	10,000
Stock issued for prepaid services	-	-	1,400,000	1,400	939,100	-	-	940,500
Stock-based compensation	-	-	645,000	645	610,505	-	-	611,150
Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	(908,467)	(908,467)
Balance, June 30, 2020	-	$ -	50,228,469	$50,229	$8,132,393	$21,000	$ (7,792,035)	$ 411,587

NU-MED PLUS, INC.

Statements of Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Subscription Payable	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2019	-	$ -	41,274,375	$ 41,274	$ 4,851,487	$ 849,175	$ (5,693,409)	$ 48,527
Common Stock issued for subscription payable	-	-	40,000	40	9,960	(10,000)	-	-
Stock issued for cash	-	-	200,000	200	49,800	-	-	50,000
Cash received for subscription payable	-	-	-	-	-	55,000	-	55,000
Stock vested for compensation	-	-	-	-	50,000	-	-	50,000
Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	(428,195)	(428,195)
Balance, March 31, 2019	-	$ -	41,514,375	$41,514	$4,961,247	$894,175	$ (6,121,604)	$ (224,668)
Cash received for subscription payable	-	-	-	-	-	115,598	-	115,598
Stock vested for compensation	-	-	-	-	50,000	-	-	50,000
Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	(248,184)	(248,184)
Balance, June 30, 2019	-	$ -	41,514,375	$41,514	$5,011,247	$1,009,773	$ (6,369,788)	$ (307,254)

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2020	Six months ended June 30, 2019
Cash flows from operating activities:
Net loss	$(1,061,801)	$ (676,379)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,096	7,196
Amortization of prepaid consulting	119,749	-
Amortization of right of use asset	6,248	6,047
Stock issued for services performed	661,150	100,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	975	213,224
Increase (decrease) in operating lease liability	(6,248)	(6,047)
Increase (decrease) in accounts payable	18,229	(2,204)
Increase (decrease) in accounts payable-related party	8,026	-
Increase (decrease) in accrued expense	5,049	(9,051)
Net cash used in operating activities	(242,527)	(367,214)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities
Proceeds from stock subscriptions	232,170	170,598
Proceeds from notes payable	9,384	-
Proceeds from issuance of common stock		50,000
Payments on financing lease	-	(5,211)
Net cash provided by financing activities	241,554	215,387
Net increase (decrease) in cash	(973)	(151,827)
Cash at beginning of period	7,079	167,513
Cash at end of period	$ 6,106	$ 15,686
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ 878

Non-Cash Investing and Financing Activities
Common stock issued for subscription payable	$ 676,711	$ 10,000
Right-of-use operating lease assets obtained for operating lease liabilities	$ -	$ 8,063
Conversion of accrued interest for common stock	$ 10,000	$ -
Common stock issued for prepaid consulting	$ 940,500	$ -

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

June 30, 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The recent COVID 19 Pandemic (“the Pandemic”) has had a dramatic effect on our business as well as the business of our contract developers.  The wide ranging effects on the World Wide business market has led to a closure or partial closure of firms we are relying on in our product development. As a result their work on our project has been slowed.  While we cannot predict when the influence of the Pandemic will end, we trust businesses will be able to open and expand activities to their former levels and increase following a return to normal operations.

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

g. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement.  The company included 84,000 and 4,035,340 shares subscribed but unissued in its calculation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019, respectively.

	For the three months ended June 30, 2020	For the three months ended June 30, 2019	For the six months ended June 30, 2020	For the six months ended June 30, 2019

Net loss (numerator)	$ (908,467)	$ (248,184)	$ (1,061,801)	$ (676,379)
Shares (denominator)	47,336,288	45,336,283	47,352,260	45,129,067
Net loss per share amount – basic and diluted	$ (0.02)	$ (0.00)	$ (0.02)	$ (0.01)

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of June 30, 2020 and 2019 there were 35,175,000 and 33,620,000 respectively, potential dilutive shares that needed to be considered as common share equivalents.

As of June 30, 2020 and 2019 the dilutive shares were excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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

l. Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity of financial reporting for non-employee share-based payments. Currently, the accounting requirements for non-employee and employee share-based payments are significantly different. ASU 2018-07 expands the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, “Equity — Equity-Based Payments to Nonemployees”. The amendments to ASU 2018 - 07 are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09, (Topic 606), “Revenue from Contracts with Customers”. The Company adopted ASU 2018-07 effective January 1, 2020.  The adoption of ASU 2018-07 did not have a material effect on its condensed financial statements.

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

NOTE 2 - GOING CONCERN

The Company acknowledges that the funds on hand as of June 30, 2020, will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through August 31, 2020. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019

Computer and office equipment	$ 90,368	$ 90,368
Accumulated depreciation	(73,039)	(66,943)

Total Fixed Assets	$ 17,329	$ 23,425

Depreciation expense for the six months ended June 30, 2020 and 2019 was $6,096 and $7,196, respectively.

NOTE 4 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share.  No preferred shares are issued or outstanding at June 30, 2020.

NOTE 5 - COMMON STOCK

Stock Subscription Payable:

At June 30, 2020 and December 31, 2019, the Company had $21,000 and $465,541, respectively, in stock subscriptions payable for which it is obligated to issue 84,000 and 1,862,164 shares of restricted common stock, respectively, pursuant to separate subscription agreements.

April 2020 Subscription Agreement

In April 2020, the Company entered into a stock purchase agreement with a related party, significant shareholder and debt holder, under which the buyer may purchase up to $400,000 in shares of common stock at $0.25 per share.  The agreement expires on December 31, 2021.  The Company received $103,106 under this agreement in the six months ended June 30, 2020.  At the date of this report 328,424 shares of common stock have been issued, leaving a balance of 84,000 shares to be issued.  As of June 30, 2020 a total of 1,187,576 shares of common stock for $296,894 are available for purchase under this agreement.

July 2019 Subscription Agreement

In July 2019, the Company entered into a stock purchase agreement with a related party, significant shareholder and debt holder, under which the buyer may purchase up to $250,000 in shares of common stock at $0.25 per share.  The agreement expires on December 31, 2020.  The Company received $250,000 under this agreement and in June 2020 issued 1,000,000 in settlement of its obligations under this agreement.

September 2017 Subscription Agreement

In September 2017 the Company entered into a stock purchase agreement with a related party, significant shareholder and debt holder, under which the buyer may purchase up to $400,000 in shares of common stock at $0.25 per share.  The agreement expired on August 30, 2018.  The Company received $153,070 under this agreement during 2018 and $246,930 during 2019. As of December 31, 2019, the Company had stock subscription payables related to this agreement of $344,605 or 1,378,420 shares of common stock.  In the six months ended June 30, 2020, the Company issued the 1,378,420 shares of common stock in settlement of its obligation under this agreement.

Common Stock Issued for Cash

During the six months ending June 30, 2019, the Company issued 200,000 shares of restricted common stock for $50,000 to an unrelated investor.

Common Stock Issued for conversion of liabilities

During the six months ended June 30, 2020, the Company issued 1,000,000 shares of restricted common stock in exchange for the conversion of $10,000 of accrued interest on notes payable.

Common Stock Issued to Officer:

In February 14, 2018 the Company announced that the consulting agreement with the Chief Financial Officer (Mr. Merrell) was terminated effective December 31, 2017, and that a new agreement was entered into effective January 1, 2018 under which Mr. Merrell would receive 2,000,000 shares of restricted common stock, vesting at 500,000 shares per year, for his service.  The term of the agreement is for one year, which term automatically renews for one-year extensions up to four years unless terminated by either party with 30 days written notice.  The Company issued all 2,000,000 shares to Mr. Merrell on August 20, 2018.  Any common shares not earned during the four-year period are to be returned or cancelled.  A charge will be made each quarter as the shares are earned under the provisions of the agreement until such time as all shares have been earned.  A charge of $100,000 and $100,000 was recorded for the six months ended June 30, 2020 and 2019, respectively.  In June 2020 Mr. Merrell was issued an additional 500,000 shares which vested at issuance, resulting in a $435,000 stock-based compensation charge recorded in the six-month period ended June 30, 2020.

Common Stock Issued for Services:

During the six months ended June 30, 2020 the Company issued 1,545,000 shares of restricted common stock to consultants for services performed and/or to be performed.  The issuances were valued at $1,601,650 and of that amount, $940,500 was recorded as prepaid assets. The Company incurred stock-based compensation of $245,899 during the six-months ended June 30, 2020. As of June 30, 2020, the remaining prepaid balance of $820,751 remains to be amortized as the services are performed.

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

NOTE 6 – PROMISSORY NOTES

$100,000 Convertible Promissory Note

On November 12, 2012, the Company issued a $100,000 convertible promissory note to SCS, a related party and significant shareholder, as compensation for services provided and to be provided during the period April 1, 2012 through March 31, 2013.  The note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion.  On September 27, 2013, the Company amended the note to include a conversion price which of $0.01 per share for all unpaid principal and interest.  As of June 30, 2020 and December 31, 2019 interest accrued, but unpaid, was $63,733 and $60,953, respectively.

$130,100 Convertible Promissory Note

Prior to 2015, the Company entered into a convertible promissory note with SCS, a related party and significant shareholder, due on demand, bearing interest at 8% per annum, unsecured and convertible at $0.01 per share, with a price protection provision to a lower conversion price.  The balance of this note was $130,100 at June 30, 2020 and December 31, 2019 with accrued interest balances of $47,747 and $52,557, respectively.  During the six-month period ended June 30, 2020, the Company received a request to convert $10,000 of interest accrued and unpaid to shares of restricted common stock.  Under the conversion terms of the agreement 1,000,000 shares of restricted stock were issued.

$9,384 Promissory Note

The Company applied for and received a $9,384 loan under the Paycheck Protection Program administered by the Small Business Administration.  The note bears an annual interest rate of 1% and has a maturity date of May 8, 2022.  The terms of the loan provide that an application for forgiveness of the loan amount may be requested if the funds were used for payroll, medical insurance, rent and utilities.  As all of the funds were used in the allowable categories, the Company will file an application for forgiveness as soon as the bank makes available the form for such request.

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

Amortization of $6,248 was recorded as rent expense in the six month period ended June 30, 2020, leaving an operating right-of-use asset at June 30, 2020 of $2,148 and an operating lease liability of $2,148.  Amortization of $6,047 was recorded as rent expense for the six month period ended June 30, 2019

Obligations under this lease are as follows:

	2020	2021	2022
Office lease	$ 2,076	$ -	$ -

Upon the adoption of ASC 842, the calculation of our lease obligation using a discount rate of 8% resulted in an immaterial difference and therefore, no interest will be imputed on the lease obligation.

Consulting Agreement

In June 2020, the Company entered into consulting agreements with Roger Gill and Peter Kristensen.  Both of the agreements begin June 22, 2020 and run for a period of twelve months, terminating June 30, 2021.  Under the terms of the agreements Mr. Gill will receive 500,000 shares of restricted common stock and Mr. Kristensen will receive 100,000 shares of restricted stock for their services.  The fair-value of the stock was $565,500 and was recorded as a prepaid. During the six months, the company amortized $10,845 of the prepaid expense.  As of June 30, 2020, the remaining $554,655 was remaining in prepaid expenses, to be amortized over the term of the agreements.

On March 15, 2020 the Company entered into a service agreement with Hanover International, Inc. to provide advisory services to the Company.  The contract is a one year contract, but may be cancelled with thirty days notice any time after the 91st day of the agreement.  Hanover will receive a fee of $3,500 per month, from which fee it pays all of its expenses.  In addition, Hanover will receive 750,000 shares of restricted common stock, earned in quarterly tranches of 187,500 shares, deemed earned and issuable after services are provided for each quarter. As of June 30, 2020 all of the shares to which the Company is obligated under this agreement have been issued, with the unearned portion included in prepaid expenses.  The shares were issued at $0.50 per share for a total value of $375,000.  The amount is found in prepaid expenses, with $108,904 of the total being expensed in the six-month period ended June 30, 2020.  The remaining prepaid amount will be amortized over the remaining life of the agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2020, we had assets of $852,238 with current assets of $832,761 and liabilities of $431,267. Our current assets consisted primarily of cash in the amount of $6,106 and prepaid expenses in the amount of $826,655.  We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses.  Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders.  At this time, we have a stock subscription agreement under which the investor has the right to purchase up to $400,000 of restricted common stock at a price of $0.25 per share.  During the six-month period ended June 30, 2020 we accepted $103,106 under this agreement, leaving a balance of $296,894 available for funding.  We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020

For the three months ended June 30, 2020 and June 30, 2019, we had no revenues and operating expenses of $904,446 and $243,785, respectively.  The increase in operating expenses results from an increase in the use of consultants as we near finalization of the design and production of our first nitric oxide dispensing units and engage with investment banking groups to raise additional funds.  Shares of common stock were also issued in the six months ended June 30, 2020, resulting in a stock-based compensation charge  for stock issued issued to employees and for consulting services of $561,150.  For the three months ended June 30, 2020 we had other expenses of $4,021.  For the three months ended June 30, 2019, we had other expense of $4,399.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital beyond the $400,000 stock subscription earlier mentioned.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

Six Months Ended June 30, 2020

For the six months ended June 30, 2020 and 2019 we had no revenues and incurred operating expenses of $1,053,759 and $667,513, respectively.  The $386,216 increase is primarily the result of the stock issued as share based compensation and for consulting services, as detailed above.  For the six months ended June 30, 2020 and 2019, we had other expense of $8,042 and $8,866, respectively.

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

Based on that evaluation, as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2020, we have not purchased any equity securities nor have any officers or directors of the Company.

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

August 19, 2020

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive Officer

August 19, 2020

By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting Officer