Form 10-Q
period 2020-09-30
Nu-Med Plus, Inc.
filed 2020-11-16
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Not applicable.

Applicable Only to Corporate Issuers:

Class

Outstanding as of November 16, 2020

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

50,228,469 shares of $0.001 par value common stock on November 16, 2020

TABLE OF CONTENTS

PART II	OTHER INFORMATION	20

ITEM 1	LEGAL PROCEEDINGS	20
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	20
ITEM 4	MINE SAFETY DISCLOSURE	20
ITEM 5	OTHER INFORMATION	20
ITEM 6	EXHIBITS	21

SIGNATURES		21

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2020

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the 10-K for the period ended December 31, 2019, accompanying notes, and with the historical financial information of the Company.  The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

Table of Contents

Page No.

Condensed Balance Sheets at September 30, 2020 (unaudited) and December 31, 2019	4

Condensed Statements of Operations (unaudited) for the three and nine months ended September 30, 2020 and 2019	5

Statement of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019 (unaudited)	6 - 7

Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2020 and 2019	8

Notes to the Condensed Financial Statements	9

NU-MED PLUS, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2020 (unaudited)	2019
ASSETS
Current assets
Cash	$ 31,498	$ 7,079
Prepaid expense	592,807	6,879
Total current assets	624,305	13,958
Long-term Assets
Property and equipment, net	14,281	23,425
Operating lease right-of-use of assets	10,975	8,396
Total long-term assets	25,256	31,821
Total assets	$ 649,561	$ 45,779

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 30,113	$ 39,820
Accounts payable – related party	20,000	14,085
Accrued expense	10,975	9,579
Accrued interest – related party	116,339	114,231
Operating lease liability	10,975	8,396
Convertible promissory notes – related party	230,100	230,100
Total current liabilities	418,502	416,211
Long-term liabilities
Note payable	9,384	-
Total liabilities	427,886	416,211
Commitments and contingencies	-	-
Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 50,228,469 and 44,476,625 shares issued and outstanding, as of September 30, 2020 and December 31, 2019, respectively.	50,229	44,477
Additional paid-in capital	8,219,893	5,849,784
Stock subscription payable	197,412	465,541
Accumulated deficit	(8,245,859)	(6,730,234)
Total stockholders' equity (deficit)	221,675	(370,432)
Total liabilities and stockholders' equity (deficit)	$ 649,561	$ 45,779

The accompanying notes are an integral part of these unaudited condensed financial statements.

NU-MED PLUS, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019

Revenue	$ -	$ -	$ -	$ -

Operating expenses
General and administrative expense	13,708	10,162	51,693	60,014
Payroll expense	67,465	70,476	638,797	196,456
Rent expense	4,689	4,570	14,068	13,767
Professional and consulting fees	360,848	57,871	789,814	533,159
Depreciation expense	3,048	3,134	9,144	10,330
Total operating expenses	449,758	146,213	1,503,517	813,726

Operating Loss	(449,758)	(146,213)	(1,503,517)	(813,726)

Other expense
Interest expense	(4,066)	(4,363)	(12,108)	(13,229)
Total other expense	(4,066)	(4,363)	(12,108)	(13,229)

Income tax expense	-	-	-	-

Net loss	$ (453,824)	$(150,576)	$(1,515,625)	$ (826,955)

Basic and diluted earnings (loss) per share	$ (0.01)	$ (0.00)	$ (0.03)	$ (0.02)
Weighted average common shares outstanding – basic and diluted	50,263,252	45,962,847	48,454,879	45,410,048

The accompanying notes are an integral part of these unaudited condensed financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, January 1, 2020	-	$ -	44,476,625	$ 44,477	$ 5,849,784	$ 465,541	$ (6,730,234)	$ (370,432)
Cash received for subscription payable	-	-	-	-	-	106,439	-	106,439
Stock-based compensation	-	-	-	-	50,000	-	-	50,000
Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	(153,334)	(153,334)
Balance, March 31, 2020	-	$ -	44,476,625	$44,477	$5,899,784	$571,980	$ (6,883,568)	$ (367,327)
Cash received for subscription payable	-	-	-	-	-	125,731	-	125,731
Common stock issued for subscription payable	-	-	2,706,844	2,707	674,004	(676,711)	-	-
Stock issued for accrued interest on convertible note	-	-	1,000,000	1,000	9,000	-	-	10,000
Stock issued for prepaid services	-	-	1,400,000	1,400	939,100	-	-	940,500
Stock-based compensation	-	-	645,000	645	610,505	-	-	611,150
Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	(908,467)	(928,467)
Balance, June 30, 2020	-	$ -	50,228,469	$50,229	$8,132,393	$21,000	$ (7,792,035)	$ 411,587

Cash received for subscription payable	-	-	-	-	-	126,412	-	126,412
Stock payable for services	-	-	-	-	-	50,000	-	50,000
Stock-based compensation	-	-	-	-	87,500	-	-	87,500
Net loss for the three months ended September 30, 2020	-	-	-	-	-	-	(453,824)	(453,824)
Balance, September 30, 2020	-	$ -	50,228,469	$50,229	$8,219,893	$197,412	$ (8,245,889)	$ 221,675

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nu-Med Plus, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss	$(1,515,625)	$ (826,955)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	9,144	10,330
Amortization of prepaid consulting	356,807	-
Amortization of right of use asset	9,355	8,064
Stock issued for services performed	798,650	-
Stock-based compensation	-	356,250
Changes in operating assets and liabilities:
Prepaid expenses	(2,235)	8,512
Operating lease liability	(9,355)	(8,064)
Accounts payable	(9,707)	9,150
Accounts payable-related party	5,915	5,034
Accrued expense	13,504	(4,997)
Net cash used in operating activities	(343,547)	(442,676)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities
Proceeds from stock subscriptions	358,582	275,016
Proceeds from notes payable	9,384	-
Proceeds from issuance of common stock	-	50,000
Payments on financing lease	-	(8,015)
Net cash provided by financing activities	367,966	317,001
Net increase (decrease) in cash	24,419	(125,675)
Cash at beginning of period	7,079	167,513
Cash at end of period	$ 31,498	$ 41,838
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ 1,175
Cash paid for income tax	-	-
Non-Cash Investing and Financing Activities
Common stock issued for subscription payable	$676,711	$ 10,000
Right-of-use operating lease assets obtained for operating lease liabilities	$ 11,934	$ 19,482
Conversion of accrued interest for common stock	$ 10,000	$ -
Common stock issued for prepaid consulting	$940,500	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

September 30, 2020

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

b. Revenue Recognition

The Financial Accounting Standards Board (“FASB”) issued new guidance for the recognizing and reporting of revenue, ASU 2014-09, Revenue from Contracts with Customers (“ASC606”).  The effective date for implementation for public companies was January 1, 2018.

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

e. Property and Equipment

Property and equipment is stated at cost.  Expenditure for minor repairs, maintenance, and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred. Expenditures exceeding $500 for new assets or that increase the useful life of existing assets are capitalized.  Depreciation is computed using the straight-line method.  The lives over which the fixed assets are depreciated are five to seven years.

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

g. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement.  The company included 589,648 and 4,453,012 shares subscribed but unissued in its calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019, respectively.

	For the three months ended September 30, 2020	For the three months ended September 30, 2019	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019

Net loss (numerator)	$ (453,824)	$ (150,576)	$ (1,515,625)	$ (826,955)
Shares (denominator)	50,263,252	45,962,847	48,753,660	45,410,048
Net loss per share amount – basic and diluted	$ (0.01)	$ (0.00)	$ (0.03)	$ (0.02)

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of September 30, 2020 and 2019 there were 34,643,900 and 34,026,500, respectively, potential dilutive shares, or common share equivalents from convertible notes payable.

As of September 30, 2020 and 2019 the dilutive shares were excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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

l. Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 2 - GOING CONCERN

The Company acknowledges that the funds on hand as of September 30, 2020, will not be sufficient to enable it to execute its business plan and will require funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through November 30, 2020. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019

Computer and office equipment	$ 90,368	$ 90,368
Accumulated depreciation	(76,087)	(66,943)

Total Fixed Assets	$ 14,281	$ 23,425

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $9,144 and $10,330, respectively.

NOTE 4 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share.  No preferred shares are issued or outstanding at September 30, 2020.

NOTE 5 - COMMON STOCK

Stock Subscription Payable:

At September 30, 2020 and December 31, 2019, the Company had $197,412 and $465,541, respectively, in stock subscriptions payable for which it is obligated to issue 589,648 and 1,862,164 shares of restricted common stock, respectively, pursuant to separate subscription agreements.

April 2020 Subscription Agreement

In April 2020, the Company entered into a stock purchase agreement with a related party, significant shareholder and debt holder, under which the buyer may purchase up to $400,000 in shares of common stock at $0.25 per share.  The agreement expires on December 31, 2021.  The Company received $229,518 under this agreement in the nine months ended September 30, 2020.  At the date of this report 328,424 shares of common stock have been issued, leaving a balance of 589,648 shares to be issued.  As of September 30, 2020 a total of 681,928 shares of common stock for $170,482 are available for purchase under this agreement.

July 2019 Subscription Agreement

In July 2019, the Company entered into a stock purchase agreement with a related party, significant shareholder and debt holder, under which the buyer may purchase up to $250,000 in shares of common stock at $0.25 per share.  The agreement expires on December 31, 2020.  The Company received $129,064 under this agreement during 2020 and $120,936 in 2019.  In June 2020 the Company issued 1,000,000 shares of restricted common stock in settlement of its obligations under this agreement.

September 2017 Subscription Agreement

In September 2017 the Company entered into a stock purchase agreement with a related part, significant shareholder and debt holder, under which the buyer may purchase up to $400,000 in shares of common stock at $0.25 per share. The agreement expired on August 30, 2018.  The Company received $153,070 under this agreement during 2018 and $246,930 during 2019.  In June 2020 the Company issued 1,600,000 shares of restricted common stock in settlement of its obligations under this agreement. In the nine months ended September 30, 2020 the Company issued a total of 5,751,844 shares of common stock.  Of the total, 2,706,844 was issued in settlement of stock subscriptions payable, 1,000,000 shares were issued from the conversion of accrued interest on notes payable, and 2,245,000 was issued for services performed and services to be performed.

Common Stock issued for Services

See also Common Stock Issued for Services below.

Common Stock Issued for Cash

During the nine months ending September 30, 2019, the Company issued 200,000 shares of restricted common stock for $50,000 to an unrelated investor.

Common Stock Issued for conversion of liabilities

During the nine months ended September 30, 2020, the Company issued 1,000,000 shares of restricted common stock in exchange for the conversion of $10,000 of accrued interest on notes payable.

Common Stock Issued to Officer

In February 14, 2018 the Company announced that the consulting agreement with the Chief Financial Officer (Mr. Merrell) was terminated effective December 31, 2017, and that a new agreement was entered into effective January 1, 2018 under which Mr. Merrell would receive 2,000,000 shares of restricted common stock, vesting at 500,000 shares per year, for his service.  The term of the agreement is for one year, which term automatically renews for one-year extensions up to four years unless terminated by either party with 30 days written notice.  The Company issued all 2,000,000 shares to Mr. Merrell on August 20, 2018.  Any common shares not earned during the four-year period are to be returned or cancelled.  A charge will be made each quarter as the shares are earned under the provisions of the agreement until such time as all shares have been earned.  A charge of $150,000 and $150,000 was recorded for the nine months ended September 30, 2020 and 2019, respectively.  In June 2020 Mr. Merrell was issued an additional 500,000 shares which vested at issuance, resulting in a $435,000 stock-based compensation charge recorded in the nine-month period ended September 30, 2020.

Common Stock Issued for Services

During the nine months ended September 30, 2020 the Company issued 1,545,000 shares of restricted common stock to consultants for services performed and/or to be performed.  The issuances were valued at $1,066,650 and of that amount, $940,500 was recorded as prepaid expense and the remaining $126,150 recorded as stock-based compensation. The Company subsequently amortized $356,807 of the prepaid expenses as professional and consulting fees. As of September 30, 2020, the prepaid balance of $583,693 remains to be amortized as the services are performed.

In September 2020, the Company entered into a consulting agreement with Waterside Capital Advisers, Inc. to raise capital for the Company and provide other consulting services.  Under the terms of the agreement, 50,000 shares of common stock were to be issued upon signing the agreement, 75,000 shares of common stock were to be issued 30 days after the signing date and an additional 75,000 shares are to be issued 60 days after the signing date. Accordingly, the Company valued the shares at $200,000 of which $50,000 has been recorded as common stock payable as of September 30, 2020.  The Company recorded $87,500 in stock-based compensation to Waterside during the period ended September 30, 2020.  The remaining balance of $112,500 will be expensed in the final quarter of 2020. Further, the agreement contains a long-term incentive whereby an additional 2,000,000 shares of common stock may be earned by the consultant upon the achieving of certain milestones as detailed in the agreement.

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

NOTE 6 – CONVERTIBLE POMISSORY NOTES – Related Party

$100,000 Convertible Promissory Note

On November 12, 2012, the Company issued a $100,000 convertible promissory note to SCS, a related party and significant shareholder, as compensation for services provided and to be provided during the period April 1, 2012 through March 31, 2013.  The note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion.  On September 27, 2013, the Company amended the note to include a conversion price which of $0.01 per share for all unpaid principal and interest.  As of September 30, 2020 and December 31, 2019 interest accrued, but unpaid, was $54,427 and $47,899, respectively.  At September 30, 2020 the balance of the note is $100,000, with $54,427 in accrued unpaid interest.

$130,100 Convertible Promissory Note

Prior to 2015, the Company entered into a convertible promissory note with SCS, a related party and significant shareholder, due on demand, bearing interest at 8% per annum, unsecured and convertible at $0.01 per share, with a price protection provision to a lower conversion price.  The balance of this note was $130,100 at September 30, 2020 and December 31, 2019 with accrued interest balances of $63,674 and $65,861, respectively.  During the nine-month period ended September 30, 2020, the Company received a request to convert $10,000 of interest accrued and unpaid to shares of restricted common stock.  Under the conversion terms of the agreement 1,000,000 shares of restricted stock were issued.  At September 30, 2020 the balance of the note is $130,100, with $63,674 of accrued unpaid interest.

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

Operating Lease Obligations

The Company entered into a lease for office space in February 2017 and has signed various extensions since then, the latest of which expired on August 31, 2020.  In August 2020 the Company extended the lease agreement through August 31, 2021 at a rate of $1,038 per month.

Amortization of $9,355 was recorded as rent expense in the nine month period ended September 30, 2020, leaving an operating right-of-use asset at September 30, 2020 of $10,975 and an operating lease liability of $10,975.    Cash payments of $9,343 were made for rent expense in the nine months ended September 30, 2020.

Obligations under this lease are as follows:

	2020	2021	2022
Office lease	$ 3,114	$ 8,305	$ -

Upon the adoption of ASC 842, the calculation of our lease obligation using a discount rate of 8% resulted in an immaterial difference and therefore, no interest will be imputed on the lease obligation.  There are eleven months remaining on the office lease, which terminates August 31, 2021.

Consulting Agreements

In September 2020, the Company entered into a consulting agreement with Waterside Capital Advisers, Inc. to raise capital for the Company and provide other consulting services.  Under the terms of the agreement, 50,000 shares of common stock were to be issued upon signing the agreement, 75,000 shares of common stock were to be issued 30 days after the signing date and an additional 75,000 shares are to be issued 60 days after the signing date. Accordingly, the Company valued the shares at $200,000 of which $50,000 has been recorded as common stock payable as of September 30, 2020.  The Company recorded $87,500 in stock-based compensation to Waterside during the period ended September 30, 2020.  The remaining balance of $112,500 will be expensed in the final quarter of 2020.

The agreement also provides that the consultant be paid $5,000 per month for services, which fee will be accrued until such time as the Company and consultant agree acceptable financing has been raised, at which point payment of all accrued but unpaid fees will be made.  In accordance with the agreement a $2,500 consultant fee was accrued for the last half of September 2020.  Further, the agreement contains a long-term incentive whereby an additional 2,000,000 shares of common stock may be earned by the consultant upon the achieving of certain milestones as detailed in the agreement.

In June 2020, the Company entered into consulting agreements with Roger Gill and Peter Kristensen.  Both of the agreements begin June 22, 2020 and run for a period of twelve months, terminating June 30, 2021.  Under the terms of the agreements Mr. Gill will receive 500,000 shares of restricted common stock and Mr. Kristensen will receive 100,000 shares of restricted stock for their services.  The fair-value of the stock was $565,500 and was recorded as a prepaid. During the nine months, the company amortized $153,382 of the prepaid expense.  As of September 30, 2020, the remaining $412,118 was remaining in prepaid expenses, to be amortized over the term of the agreements.

On March 15, 2020 the Company entered into a service agreement with Hanover International, Inc. to provide advisory services to the Company.  The contract is a one year contract, but may be cancelled with thirty days notice any time after the 91st day of the agreement.  Hanover will receive a fee of $3,500 per month, from which fee it pays all of its expenses.  In addition, Hanover will receive 750,000 shares of restricted common stock, earned in quarterly tranches of 187,500 shares, deemed earned and issuable after services are provided for each quarter. As of September 30, 2020 all of the shares to which the Company is obligated under this agreement have been issued, with the unearned portion included in prepaid expenses.  The shares were issued at $0.50 per share for a total value of $375,000.  The amount has been recorded in prepaid expenses, with $203,425 of the total being expensed in the nine-month period ended September 30, 2020.  The remaining prepaid amount of $171,575 will be amortized over the remaining life of the agreement.

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

Revenue

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

Income Taxes

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2020, we had assets of $649,561 with current assets of $624,305 and liabilities of $427,886. Our current assets consisted primarily of cash in the amount of $31,948 and prepaid expenses in the amount of $592,807. We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses.  Without additional capital, we will not be able to stay in business and move our business plan forward. We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of our Company, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders.  At this time, we have a stock subscription agreement under which the investor has the right to purchase up to $400,000.  During the nine-month period ended September 30, 2020 approximately $230,000has been purchased under this agreement, leaving a balance of approximately $170,000 available for funding.  We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 and 2019

For the three months ended September 30, 2020 and September 30, 2019, we had no revenues and operating expenses of $449,758 and $146,213, respectively.  The increase in operating expenses results from an increase in the use of consultants to engage with investment banking groups to raise the additional funds required to prepare our hospital unit for submission to the FDA for approval.  Shares of common stock were also issued in the nine months ended September 30, 2020, resulting in a stock-based compensation charge for stock issued to employees and for consulting services of $137,500.  For the three months ended September 30, 2020 we had other expenses of $4,066.

For the three months ended September 30, 2019, we had other expense of $4,363.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital beyond the $400,000 stock subscription earlier mentioned.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

Nine Months Ended September 30, 2020 and 2019

For the nine months ended September 30, 2020 and 2019 we had no revenues and incurred operating expenses of $1,503,517 and $813,726, respectively.  The $689,791 increase is primarily the result of the stock issued as share based compensation and for consulting services, as detailed above.  For the nine months ended September 30, 2020 and 2019, we had other expense of $12,108 and $13,229, respectively.

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

Based on that evaluation, as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2020, we have not purchased any equity securities nor have any officers or directors of the Company.

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

November 16, 2020

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive Officer

November 16, 2020

By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting Officer