Form 10-K
period 2020-12-31
Nu-Med Plus, Inc.
filed 2021-03-31
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-54808

NU-MED PLUS, INC.

(Exact name of registrant as specified in charter)

Utah

45-3672530

(State or other jurisdiction of

(I.R.S. Employer I.D. No.)

incorporation or organization)

455 East 500 South, Suite 203, Salt Lake City, UT

84111

(Address of principal executive offices)

(Zip Code)

Issuer's telephone number, including area code: (801) 746-3570

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Act:  Common Stock

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

Emerging growth company   [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: At June 30, 2020, the Company’s last sale price of its stock was $0.95 resulting in an aggregate market value of our common stock held by non-affiliates of $28,770,721.

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

Class

Outstanding as of March 31, 2021

Common stock

79,348,469

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	29
Signatures		31

PART I

ITEM 1. BUSINESS

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

Products

Nitric oxide is an extremely important bio-mediator in the human body that is produced from the amino acid l-arginine.  Nitric oxide has anti-inflammatory properties, antibacterial, antiviral and antifungal properties which make it useful in certain medical treatments. At the present time inhaled nitric oxide (INO) is used as a selective vasodilator in infants. The only FDA approved use of nitric oxide at this time is for the treatment of Hypoxia in premature infants and newborn babies. Management is not aware of any other potential uses of nitric oxide that have been cleared by the FDA, but this may change as new submittals are made. The heavy cost of delivering nitric oxide to patients has created limitations in its use.  Discoveries that have been made since the first FDA approved use of nitric oxide in 1999 have led to a number of new potential uses, which still need FDA approval, in a wide variety of diseases and health complications, including COPD, flu viruses, bacterial infections, tuberculosis, non-healing wounds, head injuries and much more. NU-MED hopes to take advantage of the expanding medical uses of nitric oxide by developing a new method to generate nitric oxide that reduces the delivery costs and can be used in a variety of medical and research settings.  Given NU-MED’s size, we do not anticipate being involved in any clinical studies on new uses of nitric oxide and will rely on other parties to continue to advance the uses of nitric oxide.

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

The principal gas we aim to generate through each of our systems described above is medical grade nitric oxide, along with other various combinations of be5neficial medical gases. Non-medical grade nitric oxide gas is produced and sold commercially by major gas companies as a specialty gas mixture and calibration gas.  Nitrogen dioxide is present in all nitric oxide gas currently produced.  Its presence limits the size of the dose of nitric oxide gas that can be administered for prospective uses in both humans and animals.

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

Competition

Large companies with established brand names have a distinct advantage in the medical device arena. The cost of developing a device, followed by the costs of testing and licensing, favor larger, well financed and established companies.  It will be difficult for NU-MED to compete in this industry and we will be required to focus on the niche products if we hope to be able to compete. The number of companies that have a product or products involving nitric oxide and free radicals is quite large and difficult to determine precisely as this is not the focus of these companies.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

Presently we have 2 patents approved and 1 patent pending for our Nitric Oxide systems and we hope to file additional patents for our products which will help us build a strong IP portfolio and value for our company and our shareholders.  Our approved patents cover Gas Generator #62-014866 and our disposable delivery device.  Our patent pending covers Controlled Delivery of Medical gases using Diffusion Membrane #14529112. We are also pursuing a proprietary protection strategy of our key formulations and methods for further strengthening the overall Intellectual Property portfolio.  We have no trademarks.  We also have no franchises, concessions, royalty agreements or labor contracts.

Research and Development Costs During the Last Two Fiscal Years

We are currently expensing our costs under a general operating expense category instead of capitalizing any research and development expenses.

ITEM 1A.  RISK FACTORS

NU-MED’s operations are subject to a number of risks including:

Risk Factors Relating to NU-MED’s Proposed Activities

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

NU-MED intends to engage in product development that will require substantial capitalization as we attempt to develop our products.  Accordingly, NU-MED’s future success and profitability may be based on our ability to obtain additional financing on favorable terms.  Any additional financing may cause dilution to current investors and there can be no assurance that any additional financing will be on terms that are favorable to NU-MED and our shareholders.

We currently have a stock subscription payable that will result in substantial dilution to current investors.

We have a stock subscription payable which will be converted into shares of our common stock.  The total amount of the subscription payable is $724,314, the satisfaction of which will result in the issuance of 28,902,684 shares of restricted common stock.  The conversion of the stock purchase agreement into shares of our common stock will result in investors suffering substantial dilution to their ownership percentage in NU-MED and to their overall value. We would expect any issuance to be very dilutive to current investors, resulting in potential loss of value to the investors.

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

ITEM 2. PROPERTIES

NU-MED’s corporate office is at 455 E 500 S, Suite 203, Salt Lake City, Utah 84111.  Our R&D facility is located at 1266 S 1380 W Orem, Utah 84058.   We pay rent of $1,038 per month for the corporate office and $1,050 per month for the R&D facility.  The executive office arrangement will provide us the flexibility to expand our corporate offices as needed, without being committed to long term overhead or office space we currently do not need.  Our executive office lease is for a term of twelve months, which runs through August 31, 2021, and our laboratory lease is on a month to month basis.  Management believes these facilities will serve our purposes for at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINING SAFETY DISCLOSURE

NU-MED has no mining operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the over the counter bulletin board and OTCQB under the symbol NUMD.  The first sale of the shares occurred in the third quarter of 2014.  The following high and low bid prices for the Company's Common Stock is based on over-the-counter quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Furthermore, the Company’s common stock has traded sporadically and in low volume. Our closing stock price on March 25, 2021 was $0.36 per share.

At March 26, 2021, the Company had approximately 162 shareholders of record.  As of March 31, 2021, the Company had 79,348,469 shares of its Common Stock issued and outstanding.

Transfer Agent

NU-MED’s transfer agent is Issuer Direct Corporation, 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117; telephone number 801-272-9294.

Recent Sales of Unregistered Securities

During 2020, holders of stock purchase agreements exercised their rights and purchased $200,000 under those agreements, which represents 800,000 shares of common stock at the $0.25 per share conversion price.  Also during 2020 the holder of convertible notes converted $10,000 of interest accrued and unpaid into 1,000,000 shares of restricted common stock.  During 2019, a total of 3,202,250 shares of restricted common stock (which includes these 1,671,464 common shares) were issued under stock purchase agreements entered into during 2019 and prior years.

Subsequent to December 31, 2020 the Company issued 28,320,000 shares of restricted common stock.  Of the total 28,000,000 shares were issued to satisfy all obligations of convertible notes, accrued interest and stock subscription payable to the estate of the note holder, 200,000 shares were issued under a consulting agreement and 120,000 shares were issued to an investor who held a stock subscription agreement allowing him to purchase up to $30,000 shares of stock at $0.25 per share.

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

c. Cash and Cash Equivalents

The Company considers all deposit accounts and investment accounts with an original maturity of 90 days or less to be cash equivalents.  The cash balance we currently have on deposit is within the limits for which the FDIC insures.

d. Property and Equipment

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

f. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement.  The company includes shares subscribed but unissued in its calculation of earnings per share.

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of December 31, 2020 and 2019 there were 28,902,684 and 34,433,100, respectively, potential dilutive shares that needed to be considered as common share equivalents.  As of December 31, 2020 and 2019 the dilutive shares were excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

g. Concentrations and Credit Risk

The Company has relied on a small group of investors to fund its operations.  If this group becomes unable or unwilling to provide additional funding, the Company may be unable to remain in business or to execute on its business plan.

h. Income Taxes

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

i. Stock-based Compensation

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

j.  Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes Topic 740-Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes/.  ASU 2019-12 removes certain exceptions to the general principles of Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740.  The effective date will be the first quarter of fiscal year 2021 and early adoption is permitted.  Adoption of Topic 740 is not expected to have a material effect on the Company’s condensed financial statements.

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

Liquidity and Capital Resources

At December 31, 2020, we had assets of $557,135 with current assets of $537,523 and liabilities of $89,432. Our current assets consisted of cash in the amount of $188,506 and prepaid expenses in the amount of $349,017.  At December 31, 2019, we had assets of $45,779 with current assets of $13,958 and liabilities of $416,211. We currently have sufficient cash to pay ongoing expenses for the next month, after which we will have to rely on loans from shareholders to cover expenses.  Without additional capital, we will not be able to stay in business and move our business plan forward.  During the year ended December 31, 2020, we received cash for the purchase of common stock in the amount of $386,842.  We currently have no commitments beyond this stock subscription for the needed capital. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales and potential loans from investors and shareholders.  If we are unable to raise additional capital, we will be forced to suspend operations until such capital can be raised or go out of business.  We cannot project the full costs to bring our proposed product to market or the timing of such commercialization.  Given that our product is in the medical field, testing is very expensive, and we will need additional capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the year ended December 31, 2020, we had no revenues, operating expenses of $1,994,677 and interest expense of $14,322, resulting in a net loss of $2,008,999.  This compares to a net loss for the year ended December 31, 2019 of $1,036,825. Operating expenses in 2020 increased $975,247 over 2019 due primarily to professional and consulting fees expense of $1,199,609 which resulted from stock-based compensation consulting agreements. The 2020 expense is $565,954 higher than the $633,655 expense recorded in 2019.  Payroll expense was $428,656 higher in 2020 than 2019, primarily as the result of a $500,000 stock-based compensation charge recorded in 2020.  We will continue to experience operating losses as we move forward with patent filings and retain additional consultants to assist with our FDA filing and ongoing development work.  We were able to utilize our stock to pay consultants we have used to date which has allowed us to preserve our limited cash.  We anticipate losses to continue for the foreseeable future and for the losses to increase as we hire personnel and move into more development and testing phases of our proposed products. Additionally, we are preparing patent applications which will require additional capital to pay for outside attorneys and consultants.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, for the reasons discussed below, our disclosure controls and procedures as of the end of the period covered by this report were not effective for the reasons listed below. The disclosure controls and procedures ensure that all information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - 2013.  Based

on this evaluation, our management concluded that, as of December 31, 2020, our internal controls over financial reporting were not effective to provide reasonable assurances based on the above criteria.

The material weaknesses relate to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, and the limited size of our management team in general.  We are in the process of evaluating methods of improving our internal control over financial reporting, including the possible addition of financial reporting staff and the increased separation of financial reporting responsibility, and intend to implement such steps as are necessary and possible to correct these material weaknesses.

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

Name	Age	Title
Jeffrey L. Robins	72	CEO, Director
William G. Moon	71	Vice President of Technology/Operations, Director
Dr. Craig Morrison	76	Director
Tom Tait	63	Director, Vice-President of Scientific Advancement
Dr. Brett Earl	49	Director, Vice-President of Medical Marketing
Keith Merrell	75	Chief Financial Officer

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2020, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Jeffrey L. Robins	2020	$42,600	--	--	--	--	--	$42,600
CEO	2019	42,600	--	--	--	--	--	42,600

Keith L. Merrell	2020	$24,000	--	$200,000	--	--	--	$224,000
CFO	2019	24,000	--	200,000	--	--	--	224,000

________________

Mr. Robins began taking a salary in February 2012.  Mr. Robins’ salary is currently $42,600 a year or $3,550 a month.

Mr. Merrell joined to Company in August 2015.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at fiscal year-end 2020 or 2019.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2020 and 2019, there were no stock options or SAR Grants.

Stock Option Exercise

In fiscal 2020 and 2019, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2020 or 2019 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.  We did not compensate our directors for service on the Board of Directors during fiscal 2020 or 2019.

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

No such interlocks existed or such decisions were made during fiscal years 2020 or 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of March 31, 2021, with respect to the beneficial ownership of the Company’s common stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock.  At March 31, 2021, there were 79,348,469 shares of common stock outstanding.

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

	Amount of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Common stock
Principal Shareholders
Jeffrey L. Robins 2152 W. Bryce Drive Kaysville, Utah 84037	5,000,000	6.30%
William G. Moon 2595 North 140 East, #306 Provo, Utah 84604	4,000,000	5.04%
Dr. Craig Morrison 2595 North 140 East Provo, Utah 84604	2,000,000	2.52%
Keith L. Merrell	3,181,250	4.01%
1240 Mueller Park Rd.
Bountiful, UT 84010

WLP Trust 455 East 500 South, Suite 201 Salt Lake City, Utah 84111	25,050,000	31.57%
Thomas A. Tait 514 Americas Way #5556 Box Elder SD,57719	4,000,000	5.04%

	Amount of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Common stock
Officers and Directors
Jeffrey L. Robins	5,000,000	6.30%
William G. Moon	4,000,000	5.04%
Dr. Craig Morrison	2,000,000	2.52%
Thomas A. Tait	4,000,000	5.04%
Dr. Brett Earl	1,000,000	1.26%
Keith Merrell	3,181,250	4.01%
Director and executive officer of the
Company (7 individuals)	19,181,250	24.17%

_________________________________

WLP Trust is owned and controlled by Wendy Smith, the widow of Karl Smith, who owned SCS.  SCS was owed $230,100 in principal and $118,542 in accrued interest.  The Company was notified that SCS wished to convert the notes and accrued interest to shares of restricted common stock.  Subsequent to providing the notice of conversion Mr. Smith died without a will.  After his estate had been through probate the Company was given instructions to issue 25,000,000 shares to WLP Trust, 2,000,000 shares to Roger Gill and 1,000,000 shares to Henry Smith. Prior to the issuance of these shares WLP Trust was the holder of 50,000 shares of stock.

Control by Existing Stockholders

Current management owns 37.58% of the issued and outstanding shares of common stock.  As a result, it is likely they will be able to control NU-MED and will most likely continue to be in a position to elect at least a majority of the Board of Directors of NU-MED, to dissolve, merge or sell the assets of NU-MED, and generally, to direct the affairs of NU-MED.  Additionally, a principal shareholder, SCS, is owed funds under convertible promissory notes which will be converted into shares of the Company at the rate of one share of common stock for every $0.01 in principal and interest.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE.

Transactions with Officers and Directors

On January 31, 2018, the Company extended an employment agreement to Mr. Keith Merrell to become its full-time Chief Financial Officer.  The agreement replaces the consulting agreement previously entered into when Mr. Merrell served as part-time CFO.  The employment agreement provides for a payment of $2,000 per month and 2,000,000 shares of restricted common stock which is to be earned at the rate of 500,000 shares per calendar year.  In 2020 the Board of Directors approved the issuance of an additional 500,000 shares to Mr. Merrell.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has selected Sadler, Gibb and Associates, LLC as its independent public accounting firm.  Fees paid for their services were:

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $19,800 and $17,400 for each of the years ending December 31, 2020 and 2019, respectively.

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

NU-MED PLUS, INC.

March 31, 2021

By:  /s/ Jeffrey L. Robins

        Jeffrey L. Robins, CEO, Principal Executive

March 31, 2021

By: /s/ Keith L. Merrell

       Keith L. Merrell, CFO/Principal Accounting

       Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature

Title

Date

/s/ Jeffrey L. Robins

Director, CEO

March 31, 2021

Jeffrey L. Robins

/s/ William G. Moon

Director

March 31, 2021

William G. Moon

/s/ Dr. Craig Morrison

Director

March 31, 2021

Dr. Craig Morrison

/s/ Thomas A. Tait

Director

March 31, 2021

Thomas A. Tait

/s/ Dr. Brett Earl

Director

March 31, 2021

Dr. Brett Earl

/s/ Keith L. Merrell

Director, CFO

March 31, 2021

Keith L. Merrell

Nu-Med Plus, Inc.

Financial Statements

December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nu-Med Plus, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nu-Med Plus, Inc. (“the Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the company has incurred losses since inception, has negative cash flows from operating activities, and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

Critical Audit Matter Description

As described further in Note 3 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has an accumulated deficit. Accordingly, the Company has determined that these factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain sufficient capital contributions, financing and/or generate revenues. Management plans to address the concerns as needed by securing additional funding and currently retains consultants for that purpose. Management has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

•

We performed testing procedures such as analytical procedures to identify conditions and events that indicate there could be substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.

•

We reviewed and evaluated management's plans for dealing with adverse effect of these conditions and events.

•

We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.

•

We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Draper, UT

March 31, 2021

NU-MED PLUS, INC.

Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash	$ 188,506	$ 7,079
Prepaid expense	349,017	6,879
Total current assets	537,523	13,958
Long-term assets
Property and equipment, net	11,631	23,425
Operating lease right-of-use asset	7,981	8,396
Total long-term assets	19,612	31,821
Total assets	$ 557,135	$ 45,779

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 26,048	$ 39,820
Accounts payable – related party	20,000	14,085
Accrued expense	26,019	9,579
Accrued interest – related party	-	114,231
Operating lease liability	7,981	8,396
Convertible promissory notes, net – related party	-	230,100
Total current liabilities	80,048	416,211
Long-term liabilities
Note payable	9,384
Total liabilities	89,432	416,211
Commitments and contingencies	-	-
Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 51,028,469 and 44,476,625 shares issued and outstanding, as of December 31, 2020 and 2019, respectively.	51,029	44,477
Additional paid-in capital	8,431,593	5,849,784
Stock subscription payable	724,314	465,541
Accumulated deficit	(8,739,233)	(6,730,234)
Total stockholders' equity (deficit)	467,703	(370,432)
Total liabilities and stockholders' equity (deficit)	$ 557,135	$ 45,779

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Operations

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Revenue	$ -	$ -

Operating expenses
General and administrative expense	58,261	76,127
Payroll expense	706,256	277,600
Rent expense	18,757	18,682
Professional and consulting Fees	1,199,609	633,655
Depreciation expense	11,794	13,366
Total operating expenses	1,994,677	1,019,430

Operating loss	(1,994,677)	(1,019,430)

Other income (expense)
Interest income	-	11
Interest expense	(14,322)	(17,406)

Total other income (expense)	(14,322)	(17,395)
Loss before income taxes	(2,008,999)	(1,036,825)
Income tax expense	-	-

Net loss	$ (2,008,999)	$ (1,036,825)

Basic and diluted earnings per share	$ (0.04)	$ (0.02)
Weighted average common shares outstanding – basic and diluted	54,514,524	45,545,644

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC. Statements of Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, January 1, 2019	-	$ -	41,274,375	$ 41,274	$4,851,487	$849,175	$(5,693,409)	$ 48,527
Common Stock issued under subscription agreements	-	-	3,002,250	3,003	748,497	(751,500)	-	-
Stock subscription payable - cash	-	-	-	-	-	367,866	-	367,866
Stock vested for compensation	-	-	-	-	200,000	-	-	200,000
Stock issued for cash			200,000	200	49,800	-	-	50,000
Net loss for the year ended Dec 31, 2019	-	-	-	-	-	-	(1,036,825)	(1,036,825)
Balance, December 31, 2019			44,476,625	$44,477	$5,849,784	$465,541	$ (6,730,234)	$ (370,432)
Common Stock issued under subscription agreements	-	-	2,706,844	2,707	674,004	(676,711)	-	-
Stock issued for prepaid services	-	-	1,400,000	1,400	939,100	-	-	940,500
Stock subscription payable - cash	-	-	-	-	-	386,842	-	386,842
Common stock issued for cash			800,000	800	199,200	-	-	200,000
Stock subscription payable – Conversion of debt and interest			-	-	-	348,642		348,642
Stock issued for conversion of interest on convertible note	-	-	1,000,000	1,000	9,000	-	-	10,000
Stock based compensation	-	-	-	-	200,000	-	-	200,000
Stock issued for compensation	-	-	645,000	645	560,505	-	-	561,150
Stock to be issued for service	-	-	-	-	-	200,000	-	200,000
Net loss for the year ended Dec 31, 2020	-	-	-	-	-	-	(2,008,999)	(2,008,999)
Balance, December 31, 2020	-	$ -	51,028,469	$51,029	$8,431,593	$724,314	$ (8,739,233)	$ 467,703

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC. Statements of Cash Flows
	Year ended December 31, 2020	Year ended December 31, 2019
Cash flows from operating activities:
Net loss	$ (2,008,999)	$ (1,036,825)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,794	13,366
Stock-based compensation	961,150	200,000
Amortization of right-of-use asset	12,349	11,086
Stock issued for services performed	-	-
Amortization of prepaid consulting	596,441	206,250
Changes in operating assets and liabilities:
Prepaid expenses	1,921	5,583
Operating lease liability	(12,349)	(11,086)
Accounts payable	(13,772)	30,038
Related party payables	5,915	8,085
Accrued expense	30,751	6,162
Net cash used in operating activities	(414,799)	(567,341)

Cash flows from financing activities
Proceeds from the issuance of common stock	200,000	50,000
Proceeds from subscription payable	386,842	367,866
Proceeds from note payable	9,384	-
Payments on equipment loan	-	(10,959)
Net cash provided by financing activities	596,226	406,907
Net change in cash	181,427	(160,434)

Cash at beginning of period	7,079	167,513

Cash at end of period	$ 188,506	$ 7,079
Supplemental schedule of cash flow information
Cash paid for interest	$ 1,175	$ 3,106
Cash paid for income taxes	$ -	$ -
Supplemental schedule of non-cash financing activities
Common stock issued for subscription payable	$ 676,711	$ 751,500
Conversion of notes payable and accrued interest	$ 358,642	$ -
Common stock issued for prepaid services	$ 940,500	$ -
Right-of-use operating lease assets obtained in exchange for lease liabilities	$ 11,934	$ 19,842

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2020 and 2019

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nu-Med Plus, Inc. (or “the Company”) is an early stage medical device company principally engaged in the design, innovation, development, enhancement and commercialization of beginning, early, and selective later-stage quality medical devices. The Company's immediate focus is on the development of Nitric Oxide delivery devices, including a hospital unit, a clinical unit to be used in doctors’ offices and extended care facilities, a portable unit and a single use disposable unit.  We are also developing a powder formulation to generate Nitric Oxide that is 99% pure, with a one-year shelf life, a "desktop" generator device with controls plus safety monitors built in that delivers inhaled Nitric Oxide to replace expensive pressurized canisters and a compact mobile rechargeable device to deliver inhaled Nitric Oxide gas. The Company is incorporated in Utah.

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

c. Cash and Cash Equivalents

The Company considers all deposit accounts and investment accounts with an original maturity of 90 days or less to be cash equivalents.  The cash balance we currently have on deposit is within the limits for which the FDIC insures.

d. Property and Equipment

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

f. Earnings per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement.  The company includes shares subscribed but unissued in its calculation of earnings per share if years it achieves a net profit, but does not included them in the calculation is years of a net loss, as their inclusion would be antidilutive.

	For the year ended December 31, 2020	For the year ended December 31, 2019

Net (loss) earnings (numerator)	$ (2,008,999)	$ (1,036,825)
Shares (denominator)	54,514,524	45,545,644
Net earnings per share amount - basic	$ (0.04)	$ (0.02)
Shares (denominator)	54,514,524	45,545,644
Net earnings per share amount - diluted	$ (0.04)	$ (0.02)

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of December 31, 2020 and 2019 there were -0- and 34,433,100, respectively, potential dilutive shares that needed to be considered as common share equivalents.  As of December 31, 2020 and 2019 the dilutive shares were excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

g. Concentrations and Credit Risk

The Company has relied on a small group of investors to fund its operations.  If this group becomes unable or unwilling to provide additional funding, the Company may be unable to remain in business or to execute on its business plan.

h. Income Taxes

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

i. Stock-based Compensation

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

j.  Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes Topic 740-Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes/.  ASU 2019-12 removes certain exceptions to the general principles of Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740.  The effective date will be the first quarter of fiscal year 2021 and early adoption is permitted.  Adoption of Topic 740 is not expected to have a material effect on the Company’s condensed financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 3 - GOING CONCERN

The Company has incurred loss since inception, has negative cash flows from operating activities, and an accumulated deficit. The Company anticipates that the funds on hand as of December 31, 2020, will not be sufficient to successfully prosecute its business plan and funding through the sale of equity capital and short-term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,250,000 for 2021.  The current funds available will fund operations through approximately July 2021. These factors raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company has begun the process of arranging for additional necessary funding and currently retains consultants for that purpose. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - PROPERTY AND EQUIPMENT

Fixed assets and related accumulated depreciation consisted of the following at December 31, 2020, and December 31, 2019:

	December 31, 2020	December 31, 2019

Computer and office equipment	$ 90,368	$ 90,368
Accumulated depreciation	(78,737)	(66,943)

Total Property and Equipment	$ 11,631	$ 23,425

Depreciation expense for the years ended December 31, 2020 and 2019 was $11,794 and $13,366, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at December 31, 2020.

NOTE 6 - COMMON STOCK

Stock Subscription Payable:

At December 31, 2020 and 2019, the Company had $724,314 and $465,541, respectively, in stock subscriptions payable for which it is obligated to issue 28,902,684 and 1,862,164 shares of restricted common stock, respectively.

Common Stock Issued for Cash:

During the year ended December 31, 2020, the Company issued 1,200,000 shares of restricted common stock for $250,000 to investors.

Common Stock Issued for conversion of liabilities

During the year ended December 31, 2020, the Company issued 1,000,000 shares of restricted common stock in exchange for the conversion of $10,000 of accrued interest on notes payable.

Common Stock Issued to Officer:

In June 2020, the Company issued 500,000 shares of stock to its Chief Financial Officer with the possibility of an additional 500,000 shares upon obtaining certain objectives to secure financing to fund the operations of the Company.  The stock vested on the date the grant was made and the Company recorded a non-cash compensation charge of $500,000.

In February 14, 2018 the Company announced that the consulting agreement with the Chief Financial Officer (Mr. Merrell) was terminated effective December 31, 2017, and that a new agreement was entered into effective January 1, 2018 under which Mr. Merrell would receive 2,000,000 shares of restricted common stock, vesting at 500,000 shares per year, for his service.  The term of the agreement is for one year, which term automatically renews for one-year extensions up to four years unless terminated by either party with 30 days written notice.  The Company issued all 2,000,000 shares to Mr. Merrell on August 20, 2018.  Any common shares not earned during the four-year period are to be returned or cancelled.  An expense of $200,000 was recorded for the years ended December 31, 2020 and 2019, which represents the fair value of the stock vested. A charge is made each quarter as the shares are earned under the provisions of the agreement until such time as all shares have been earned.

Common Stock Issued for Services:

On March 15, 2020 the Company entered into a service agreement with Hanover International, Inc. to provide advisory services to the Company.  The contract is a one year contract, but may be cancelled with thirty days notice any time after the 91st day of the agreement.  Hanover will receive a fee of $3,500 per month, from which fee it pays all of its expenses.  In addition, Hanover will receive 750,000 shares of restricted common stock, earned in quarterly tranches of 187,500 shares, deemed earned and issuable after services are provided for each quarter. As of December 31, 2020 all 750,000 of the shares to which the Company is obligated under this agreement have been issued, with the unearned portion included in prepaid expenses.  The shares were issued at $0.50 per share for a total value of $375,000.  The amount has been recorded in prepaid expenses, with $298,973 of the total being expensed in the year ended December 31, 2020.  The remaining prepaid amount of $76,027 will be amortized over the remaining life of the agreement.

In June 2020, the Company entered into consulting agreements with Roger Gill and Peter Kristensen.  Both of the agreements begin June 22, 2020 and run for a period of twelve months, terminating June 30, 2021.  Under the terms of the agreements Mr. Gill will receive 500,000 shares of restricted common stock and Mr. Kristensen will receive 100,000 shares of restricted stock for their services.  The fair-value of the stock was $565,500 and was recorded as a prepaid. During the year ended December 31, 2020, the company amortized $299,391 of the prepaid expense.  As of December 31, 2020, there is a remaining balance of $266,109 to be amortized over the term of the agreements.

In September 2020, the Company entered into a consulting agreement with Waterside Capital Advisers, Inc. to raise capital for the Company and provide other consulting services.  Under the terms of the agreement, 50,000 shares of common stock were to be issued upon signing the agreement, 75,000 shares of common stock were to be issued 30 days after the signing date and an additional 75,000 shares are to be issued 60 days after the signing date. Accordingly, the Company valued the shares at $200,000, which has been recorded as common stock payable as of December 31, 2020.  Further, the agreement contains a long-term incentive whereby an additional 2,000,000 shares of common stock may be earned by the consultant upon the achieving of certain milestones as detailed in the agreement.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company entered into a lease for office space in February 2017 for $950 per month.  In November 2017 the Company signed a six-month extension of the lease with a lease payment of $978 per month. In March 2018 the Company extended the lease agreement through August 31, 2019 at a rate of $1,008 per month.  In July 2019 the Company extended the lease agreement through August 31, 2020 at a rate of $1,038.10 per month and in August 2020 the Company extended the lease agreement through August 31, 2021.  The interest rate used for calculating the lease liability was 8%.  The Company recorded approximately $12,349 in lease expense in G&A and made cash payments of $12,457 during the year.  Further, the remaining lease obligation of $8,305 for 2021 includes imputed interest of $324, for a remaining balance in the lease liability at year end of $7,981.  Obligations under this lease are as follows:

	2021	2022	2023
Office lease	$ 8,305	$ -	$ -

The Company also leases space for its research laboratory on a month-to-month basis.  The Company leases this facility for $1,050 per month.

In 2018, the Company also entered into a 24-month lease for a nitric oxide analyzer, with a monthly payment of $1,014 per month. The final payment under this agreement was made in December 2019.

NOTE 8- RELATED PARTY TRANSACTIONS

Contributed Services

During the year ended December 31, 2020 and 2019, a Company officer contributed services to the Company in the amount of $635,000 and $200,000, respectively. During the year ended December 31, 2020 and 2019, the officer received 500,000 shares and 500,000 shares, respectively of restricted common stock as compensation for those services.

NOTE 9 - CONVERTIBLE PROMISORY NOTES – RELATED PARTY

$100,000 Convertible Promissory Note

On November 12, 2012, the Company issued a $100,000 convertible promissory note to SCS, a related party and significant shareholder, as compensation for services provided and to be provided during the period April 1, 2012 through March 31, 2013.  The note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion.  On September 27, 2013, the Company amended the note to include a conversion price which of $0.01 per share for all unpaid principal and interest.  Accrued interest on the note at December 31, 2020 and 2019 was $0 and $60,953, respectively.

$130,100 Convertible Promissory Note

Prior to 2015, the Company entered into a convertible promissory note with SCS, a related party and significant shareholder, due on demand, bearing interest at 8% per annum, unsecured and convertible at $0.01 per share, with a price protection provision to a lower conversion price.  Accrued interest at December 31, 2020 and 2019 was $0 and

$61,274, respectively.

On October 22, 2020 the Company was notified by the note holder that he was electing to exercise the conversion rights provided under the convertible note agreements, wherein the principal of $230,100 and accrued interest of $118,542 were to be converted to shares of restricted common stock at $0.01 per share.  At the time the notification was given there was also a subscription payable to the noteholder of $175,672.  The notes, accrued interest and subscription payable total $524,314.  The note holder requested that 28,000,000 shares of restricted common stock be issued in full settlement and indicated he would provide to the Company the date on which he would accept the stock as payment.  The note holder passed away on October 30, 2020 without a will, which required that his estate go through probate.  At December 31, 2020 a decision regarding the disposition of the assets of the estate had not been made.  Subsequent to year end the estate had been through probate and instructions were received relative to the issuance of the shares.  (See Note 11 - Subsequent Events)

NOTE 10 – INCOME TAXES

In 2017, the U.S. enacted the Tax Cuts and Jobs Act which significantly changed U.S. tax law. The Act lowered the U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. This had an effect on the value of the Company’s net operating loss carryover, but since the deferred tax asset is fully reserved, it had no impact on the Company’s financial statements. The impact of the change was reflected in the 2018 financial statements.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and applicable state income tax rates to pretax income from continuing operations for the years ended December 31, 2020, and 2019, due to the following:

	2020	2019

Book Income (Loss)	$(522,340)	$(269,575)
Depreciation	3,066	3,475
Shares issued for services	165,100	52,000
Meals and entertainment	8	49
Amortization of debt discount	-	-
(Gain) Loss on derivative	-	-

Change in valuation allowance	354,166	214,051
	$-	-

Net deferred tax liabilities consist of the following components as of December 31, 2020, and 2019:

	2020	2019

Deferred tax assets:
NOL Carryover	$1,921,462	$1,567,296
Deferred tax liabilities
Depreciation	(11,794)	(13,366)

Valuation allowance	(1,909,668)	(1,544,009)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for

Federal income tax reporting purposes are subject to annual limitations.  If a change in ownership occurs, then net operating loss carryforwards may be limited as to use in future years.  At December 31, 2020, the Company had net operating loss carryforward of approximately $7,390,239 that may be offset against future taxable income from the year 2021 through 2035. The availability of some of the net operating loss will extend into 2036 if not previously utilized. During 2020, the Company evaluated its deferred tax assets and concluded that none of the asset is currently realizable and that a full valuation allowance should be recorded.

Included in the balance at December 31, 2020, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE 11 - SUBSEQUENT EVENTS

On February 10, 2021 the Company received notice that the estate of the note holder had been finalized and a letter was received instructing the issuance of the 28,000,000 shares which had been requested in full settlement of all obligations to the note holder and his estate.  The Company has provided documentation to its transfer agent and the stock was issued on March 23, 2021.

Under a consulting agreement which the Company entered into in September 2020 the Company was obligated to issue 200,000 shares of restricted common stock to the consultant.  On March 23, 2021 the Company issued those 200,000 shares of restricted common stock in fulfillment of its obligation under the agreement.

In the first three months of 2021 the Company received $30,000 in funds against a subscription agreement from an investor.  The subscription has a conversion rate of $0.25 per share.  The Company issued 120,000 shares of restricted common stock on March 23, 2021 to fully satisfy its obligations under this subscription agreement.