Form 10-Q
period 2021-03-31
Nu-Med Plus, Inc.
filed 2021-05-17
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Not applicable.

Applicable Only to Corporate Issuers:

Class

Outstanding as of May 17, 2021

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

79,348,469 shares of $0.001 par value common stock on May 17, 2021

TABLE OF CONTENTS

PART II	OTHER INFORMATION	18

ITEM 1	LEGAL PROCEEDINGS	18
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4	MINE SAFETY DISCLOSURE	18
ITEM 5	OTHER INFORMATION	18
ITEM 6	EXHIBITS	18

SIGNATURES		19

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2021

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the 10-K for the period ended December 31, 2020, accompanying notes, and with the historical financial information of the Company.  The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

NU-MED PLUS, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2021 (unaudited)	2020
ASSETS
Current assets
Cash	$ 139,265	$ 188,506
Prepaid expense	131,778	349,017
Total current assets	271,043	537,523
Long-term Assets
Property and equipment, net	8,982	11,631
Operating lease right-of-use of assets	4,988	7,981
Total long-term assets	13,970	19,612
Total assets	$ 285,013	$ 557,135

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$ 12,645	$ 26,048
Accounts payable – related party	26,000	20,000
Accrued expense	41,041	26,019
Operating lease liability	4,988	7,981
Total current liabilities	84,674	80,048
Long-term liabilities
Note payable	9,384	9,384
Total liabilities	94,058	89,432
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 79,348,469 and 51,028,469 shares issued and outstanding, as of March 31, 2021and December 31, 2020, respectively.	79,349	51,029
Additional paid-in capital	9,207,587	8,431,593
Stock subscription payable	-	724,314
Accumulated deficit	(9,095,981)	(8,739,233)
Total stockholders' equity	190,955	467,703
Total liabilities and stockholders' equity	$ 285,013	$ 557,135

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nu-Med Plus, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020
Revenue	$ -	$ -

Operating expenses
General and administrative expense	7,834	8,404
Payroll expense	69,486	64,475
Rent expense	6,264	4,689
Professional/consulting fees	270,515	65,697
Depreciation expense	2,649	3,048
Total operating expenses	356,748	149,313

Operating Loss	(356,748)	(149,313)

Other income/expense
Interest expense, net	-	(4,021)
Total other income (expense)	-	(4,021)

Income tax expense	-	-

Net loss	$ (356,748)	$ (153,334)

Basic and diluted earnings per share	$ (0.00)	$ (0.00)

Weighted average common shares outstanding - basic and diluted	79,276,469	46,553,585

The accompanying notes are an integral part of these unaudited condensed financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, January 1, 2021	-	$ -	51,028,469	$51,029	$8,431,593	$ 724,314	$ (8,739,233)	$ 467,703
Common stock issued for cash	-	-	120,000	120	29,880	-	-	30,000
Stock vested for compensation	-	-	-	-	50,000	-	-	50,000
Common stock issued under subscription agreements	-	-	28,200,000	28,200	696,114	(724,314)	-	-
Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	(356,748)	(356,748)
Balance, March 31, 2021	-	$ -	79,348,469	$79,349	$9,207,587	$ -	$ (9,095,981)	$ 190,955

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, January 1, 2020	-	$ -	44,476,625	$44,477	$5,849,784	$ 465,541	$ (6,730,234)	$(370,432)
Cash received for subscription payable	-	-	-	-	-	106,439	-	106,439
Stock vested for compensation	-	-	-	-	50,000	-	-	50,000
Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	(153,334)	(153,334)
Balance, March 31, 2020	-	$ -	44,476,625	$44,477	$5,899,784	$571,980	$ (6,883,568)	$(367,327)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NU-MED PLUS, INC. Condensed Statements of Cash Flows (Unaudited)
	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(356,748)	$ (153,334)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,649	3,048
Amortization of right of use asset	2,993	3,024
Stock issued for services performed	50,000	50,000
Changes in operating assets and liabilities:
Prepaid expenses	217,239	3,737
Operating lease liability	(2,993)	(3,024)
Accounts payable	(13,403)	(4,312)
Accounts payable-related party	6,000	-
Accrued expense	15,022	5,671
Net cash used in operating activities	(79,241)	(95,190)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities
Proceeds from stock subscriptions	-	106,439
Proceeds from notes payable	-	-
Proceeds from issuance of common stock	30,000	-
Net cash provided by financing activities	30,000	106,439
Net increase (decrease) in cash	(49,241)	11,249
Cash at beginning of period	188,506	7,079
Cash at end of period	$ 139,265	$ 18,328
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income tax	-	-
Non-Cash Investing and Financing Activities
Common stock issued for subscription payable	$ 724,314	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

March 31, 2021

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

a. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Nu-Med Plus, Inc. (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual consolidated financial statements of Nu-Med Plus, Inc. for the year ended December 31, 2020 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2021. In particular, the Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

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

g. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement.  The company included -0- and 2,287,920 shares subscribed but unissued in its calculation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020, respectively.

	For the three months ended March 31, 2021	For the three months ended March 31, 2020

Net loss (numerator)	$ (356,748)	$ (153,334)
Shares (denominator)	79,348,469	46,553,585
Net loss per share amount – basic and diluted	$ (0.00)	$ (0.00)

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of March 31, 2021 and 2020 there were -0- and 34,835,200, respectively, potential dilutive shares, or common share equivalents from convertible notes payable.

As of March 31, 2021 and 2021 the dilutive shares were excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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

k. Leases

The Company accounts for all leases in accordance with ASC 842, Leases, recognizing both assets and liabilities on the balance sheet for the right to use those assets for the lease term and obligations to make the lease payments created by those leases that have terms of greater than twelve months..

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

NOTE 2 - GOING CONCERN

The Company acknowledges that the funds on hand as of March 31, 2021, will not be sufficient to enable it to execute its business plan and will require funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through July 31, 2021. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at March 31, 2021, and December 31, 2020:

	March 31, 2021	December 31, 2020

Computer and office equipment	$ 90,368	$ 90,368
Accumulated depreciation	(81,386)	(78,737)

Total Fixed Assets	$ 8,982	$ 11,631

Depreciation expense for the three months ended March 31, 2021 and 2020 was $2,649 and $3,048, respectively.

NOTE 4 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share.  No preferred shares are issued or outstanding at March 31, 2021.

NOTE 5 - COMMON STOCK

Stock Subscription Payable:

At March 31, 2021 and December 31, 2020, the Company had $-0- and $724,314, respectively, in stock subscriptions payable for which it is obligated to issue -0- and 28,902,684 shares of restricted common stock, respectively, pursuant to separate subscription agreements.

April 2020 Subscription Agreement

In April 2020, the Company entered into a stock purchase agreement with a related party, significant shareholder and debt holder, under which the buyer may purchase up to $400,000 in shares of common stock at $0.25 per share.  The agreement expires on December 31, 2021.  On October 6, 2020 the Company received notice that the related party wished to convert the remaining balance of stock purchased under the agreement, which balance was $175,672, into shares of restricted common stock.  The stock was issued during the three months ended March 31, 2021 and as of that date the Company has no stock subscription payable.

Common Stock Issued for Cash

During the three months ending March 31, 2021, the Company issued 120,000 shares of restricted common stock for $30,000 to an unrelated investor.

Common Stock Issued for conversion of liabilities

During the three months ended March 31, 2021, the Company issued 28,200,000 shares of restricted common stock in full settlement of its obligations under convertible notes, accrued interest, and stock subscriptions payable, in full settlement of its obligations under those agreements.

Common Stock Issued for Services

During 2020 the Company issued 1,545,000 shares of restricted common stock to consultants for services performed and/or to be performed.  The issuances were valued at $1,066,650 and are to be amortized over the life of the respective agreements. For the three months ended March 31, 2021 the Company recorded an expense of $215,465 related to these agreements.  There was no expense recognized for these agreements in the three months ended March 31, 2020. As of March 31, 2021, the prepaid balance of $128,593 remains to be amortized as the services are performed.

NOTE 6 – CONVERTIBLE POMISSORY NOTES – Related Party

$100,000 Convertible Promissory Note

On November 12, 2012, the Company issued a $100,000 convertible promissory note to SCS, a related party and significant shareholder, as compensation for services provided and to be provided during the period April 1, 2012 through March 31, 2013.  The note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion.  On September 27, 2013, the Company amended the note to include a conversion price which of $0.01 per share for all unpaid principal and interest.  On October 22, 2020 the Company was notified by the note holder that it intended to convert the note and accrued interest into shares of the Company’s restricted common stock.

$130,100 Convertible Promissory Note

Prior to 2015, the Company entered into a convertible promissory note with SCS, a related party and significant shareholder, due on demand, bearing interest at 8% per annum, unsecured and convertible at $0.01 per share, with a price protection provision to a lower conversion price.  During the nine-month period ended September 30, 2020, the Company received a request to convert $10,000 of interest accrued and unpaid to shares of restricted common stock. Under the conversion terms of the agreement 1,000,000 shares of restricted stock were issued. On October 22, 2020 the Company was notified by the note holder that it intended to convert the note and accrued interest into shares of the Company’s restricted common stock.

Subsequent to receiving the intent of the note holder to convert the notes and accrued interest into restricted common stock the principal of the notes and all accrued interest was reclassified and shown as a stock subscription payable at December 31, 2020.  On March 23, 2021 the principal and accrued interest were converted to 28,000,000 shares of restricted common stock.  No gain on extinguishment of debt was recorded on this transaction as it was with a related party.

NOTE 7 - NOTES – OTHER

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

Amortization of $2,993 was recorded as rent expense in the three month period ended March 31, 2021, leaving an operating right-of-use asset at March 31, 2021 of $4,988 and an operating lease liability of $4,988.  Cash payments of $6,264 were made for rent expense in the three months ended March 31, 2021.

Obligations under this lease are as follows:

	2021	2022	2023
Office lease	$ 5,190	$ -	$ -

Upon the adoption of ASC 842, the calculation of our lease obligation using a discount rate of 8% resulted in an immaterial difference and therefore, no interest will be imputed on the lease obligation.  There are five months remaining on the office lease, which terminates August 31, 2021.

Consulting Agreements

In September 2020, the Company entered into a consulting agreement with Waterside Capital Advisers, Inc. to raise capital for the Company and provide other consulting services.  Under the terms of the agreement, 50,000 shares of common stock were to be issued upon signing the agreement, 75,000 shares of common stock were to be issued 30 days after the signing date and an additional 75,000 shares are to be issued 60 days after the signing date. Accordingly, the Company valued the shares at $200,000, all of which was expended in the year ended December 31, 2020.

In addition, the agreement provides that the consultant be paid $5,000 per month for services, which fee will be accrued until such time as the Company and consultant agree acceptable financing has been raised, at which point payment of all accrued but unpaid fees will be made.  In accordance with the agreement a $15,000 consultant fee was accrued for the three months ended March 31, 2021.  Further, the agreement contains a long-term incentive whereby an additional 2,000,000 shares of common stock may be earned by the consultant upon the achieving of certain milestones as detailed in the agreement.

In June 2020, the Company entered into consulting agreements with Roger Gill and Peter Kristensen.  Both agreements began June 22, 2020 and run for a period of twelve months, terminating June 30, 2021.  Under the terms of the agreements Mr. Gill received 500,000 shares of restricted common stock and Mr. Kristensen received 100,000 shares of restricted stock for their services.  The fair-value of the stock was $565,500 and was recorded as a prepaid. During the three months ended March 31, 2021, the company amortized $139,438 of the prepaid expense.  As of March 31, 2021, $128,593 was remaining in prepaid expenses, to be amortized during the three months ending June 30, 2021.

On March 15, 2020 the Company entered into a service agreement with an investor relations/public relations firm to provide advisory services to the Company.  The contract is a one year contract, but may be cancelled with thirty days notice any time after the 91st day of the agreement.  Under the agreement the consultant receives a fee of $3,500 per month, from which fee it pays all of its expenses.  In addition, the consultant received 750,000 shares of restricted common stock, earned in quarterly tranches of 187,500 shares, deemed earned and issuable after services are provided for each quarter. As of March 31, 2021 all of the shares to which the Company is obligated under this agreement have been issued and earned.  The shares were issued at $0.50 per share for a total value of $375,000.  The amount has been recorded in prepaid expenses, with the final $76,027 being expensed in the three-month period ended March 31, 2021.

Note 9 - SUBSEQUENT EVENTS

On May 13, 2021, the Company received notice that its application for forgiveness of the PPP loan had been approved, with all principal and accrued interest forgiven.

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

BUSINESS OVERVIEW

NU-MED PLUS, INC., a Utah corporation (“NU-MED” or the “Company”) was incorporated in October 2011 in the state of Utah to develop, manufacture and market new technologies utilizing nitric oxide in the medical device field, primarily through the creation of a nitric oxide generating compound formulation and delivery systems.  To date we have developed a hospital nitric oxide delivery system, a clinical nitric oxide delivery system, a mobile device to deliver nitric oxide gas, a disposal device used to administer nitric oxide, and a nitric oxide system that can be used for research applications. NU-MED is headquartered in Salt Lake City, Utah.

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

NU-MED is a medical device company principally engaged in the design, innovation, development, enhancement and commercialization of beginning, early, and selective later-stage quality medical devices. The mission of NU-MED is to design, develop, and market technologies utilizing nitric oxide in the medical device field. Our technologies will focus on market niches in high growth trend areas.  Our products are developed to target a current need in medical procedures by improving upon an existing technology or device or by designing a device to serve a currently unfilled need that is clearly defined and acknowledged by medical professionals. Our focus has been on the creation of a nitric oxide generating formulation, a hospital bedside nitric oxide delivery system, a clinical unit for use in medical clinics and rehabilitation centers, a mobile device to deliver nitric oxide gas, and a disposable unit for the delivery of nitric oxide gas, all of which are designed to offer solutions to hospitals, health systems and the medical community throughout the world.

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

4. A compact, mobile/portable device to deliver inhaled nitric oxide gas.  The portable system necessitates a design which can be deployed where a reliable source of power is not available or is difficult to access. The key feature is a refillable gas cartridge that powers the unit for the full duration of a therapeutic session. The unit is designed as a fully functional dose-controlled nitric oxide delivery system for inhalation therapy, that can be used as a transport device during the movement of a patient or as a delivery device in those remote areas of the world that do not currently have electrical power readily available.

5.  A disposable nitric oxide delivery device designed for emergency use.  The device may be used and disposed of after a single usage or, where required, will enable several doses of nitric oxide to be administered to the patient before disposal.

6. A unit that is one of the world’s first nitric oxide dilution systems designed for research. A patent pending technology utilizes pure 100% nitric oxide from a pressurized tank source and dilutes it with air or other non-reactive diluent gas to provide a 1 to 500 ppm source of high purity nitric oxide for investigational applications.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2021, we had assets of $285,013 with current assets of $271,043 and liabilities of $94,058. Our current assets consisted primarily of cash in the amount of $139,265 and prepaid expenses in the amount of $131,778.  We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of our Company, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders.  During the three-month period ended March 31, 2021, $30,000 of our restricted common stock has been purchased under a stock purchase.  We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to completing the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 and 2020

For the three months ended March 31, 2021 and March 31, 2020, we had no revenues and operating expenses of $356,748 and $149,313, respectively.  The increase in operating expenses results from an increase in the use of consultants to engage with investment banking groups to raise the additional funds required to prepare our hospital unit for submission to the FDA for approval.  Shares related to this amortization of prepaid issued in 2020 resulted in a stock-based compensation charge for stock issued to for consulting services of $215,465 for the three months ended March 31, 2021.

For the three months ended March 31, 2021 and 2020, we had other expense of $-0- and $4,021, respectively.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

Based on that evaluation, as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2021, we have not purchased any equity securities nor have any officers or directors of the Company.

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

May 17, 2021

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive Officer

May 17, 2021

By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting Officer