Form 10-Q
period 2021-06-30
Nu-Med Plus, Inc.
filed 2021-08-16
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-54808

NU-MED PLUS, INC.

(Exact name of registrant as specified in its charter)

Utah	45-3672530
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

455 East 500 South, Suite 203, Salt Lake City, Utah 84111
(Address of principal executive offices)	(Zip Code)

(801) 746-3570
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers:

Class	Outstanding as of August 16, 2021

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

79,348,469 shares of $0.001 par value common stock on August 16, 2021

TABLE OF CONTENTS

PART IFINANCIAL INFORMATION	2
ITEM 1FINANCIAL STATEMENTS	2
ITEM 2MANAGEMENT’S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
ITEM 4CONTROLS AND PROCEDURES	18

PART IIOTHER INFORMATION	19

ITEM 1LEGAL PROCEEDINGS	19
ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19
ITEM 3DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4MINE SAFETY DISCLOSURE	19
ITEM 5OTHER INFORMATION	19
ITEM 6EXHIBITS	19

SIGNATURES	20

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2021

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the Form 10-K for the period ended December 31, 2020, accompanying notes, and with the historical financial information of the Company. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

NU-MED PLUS, INC.

Financial Statements

(Unaudited)

Table of Contents

Page No.
Condensed Balance Sheets at June 30, 2021 (unaudited) and December 31, 2020	4
Condensed Statements of Operations (unaudited) for the three and six months ended June 30, 2021 and 2020	5
Condensed Statements of Stockholders’ Deficit (unaudited) for the three and six months ended June 30, 2021 and 2020 (unaudited)	6 - 7
Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2021 and 2020	8
Notes to the Condensed Financial Statements	9

NU-MED PLUS, INC.

Condensed Balance Sheets

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets
Cash	$72,831	$188,506
Prepaid expense	6,738	349,017
Total current assets	79,569	537,523
Long-term Assets
Property and equipment, net	7,566	11,631
Operating lease right-of-use of assets	1,995	7,981
Total long-term assets	9,561	19,612
Total assets	$89,130	$557,135

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$6,744	$26,048
Accounts payable – related party	26,000	20,000
Accrued expense	56,042	26,019
Operating lease liability	1,995	7,981
Total current liabilities	90,781	80,048
Long-term liabilities
Note payable	-	9,384
Total liabilities	90,781	89,432
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 79,348,469 and 51,028,469 shares issued and outstanding, as of June 30, 2021 and December 31, 2020, respectively.	79,349	51,029
Additional paid-in capital	9,257,587	8,431,593
Stock subscription payable	-	724,314
Accumulated deficit	(9,338,587)	(8,739,233)
Total stockholders' deficit	(1,651)	467,703
Total liabilities and stockholders' deficit	$89,130	$557,135

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative expense	5,936	29,581	13,770	37,985
Payroll expense	67,486	503,858	136,972	571,333
Rent expense	6,265	4,690	12,529	9,379
Professional and consulting fees	170,886	363,269	441,401	428,966
Depreciation expense	1,417	3,048	4,066	6,096
Total operating expenses	251,990	904,446	608,738	1,053,759

Operating Loss	(251,990)	(904,446)	(608,738)	(1,053,759)

Other income (expense)
Interest expense	-	(4,021)	-	(8,042)
Gain on forgiveness of debt	9,384	-	9,384	-
Total other income (expense)	9,384	(4,021)	9,384	(8,042)

Net loss before income tax	(242,606)	(908,467)	(599,354)	(1,061,801)

Income tax expense	-	-	-	-

Net loss	$(242,606)	$(908,467)	$(599,354)	$(1,061,801)

Basic and diluted loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	79,348,469	47,336,288	79,312,668	47,352,260

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, January 1, 2021	-	$-	51,028,469	$51,029	$8,431,593	$724,314	$(8,739,233)	$467,703
Common stock issued for cash	-	-	120,000	120	29,880	-	-	30,000
Stock-based compensation	-	-	-	-	50,000	-	-	50,000
Common stock issued under subscription agreements	-	-	28,200,000	28,200	696,114	(724,314)	-	-
Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	(356,748)	(356,748)
Balance, March 31, 2021	-	$-	79,348,469	$79,349	$9,207,587	$-	$(9,095,981)	$190,955
Stock-based compensation	-	-	-	-	50,000	-	-	50,000
Net loss for the three months ended June 30, 2021	-	-	-	-	-	-	(242,606)	(242,606)
Balance, June 30, 2021	-	$-	79,348,469	$79,349	$9,257,587	$-	$(9,338,587)	$(1,651)

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, January 1, 2020	-	$-	44,476,625	$44,477	$5,849,784	$465,541	$(6,730,234)	$(370,432)
Cash received for subscription payable	-	-	-	-	-	106,439	-	106,439
Stock-based compensation	-	-	-	-	50,000	-	-	50,000
Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	(153,334)	(153,334)
Balance, March 31, 2020	-	$-	44,476,625	$44,477	$5,899,784	$571,980	$(6,883,568)	$(367,327)
Cash received for subscription payable	-	-	-	-	-	125,731	-	125,731
Common stock issued for subscription payable	-	-	2,706,844	2,707	674,004	(676,711)	-	-
Stock issued for accrued interest on convertible note	-	-	1,000,000	1,000	9,000	-	-	10,000
Stock issued for prepaid services	-	-	1,400,000	1,400	939,100	-	-	940,500
Stock-based compensation	-	-	645,000	645	610,505	-	-	611,150
Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	(908,467)	(908,467)
Balance, June 30, 2020	-	$-	50,228,469	$50,229	$8,132,393	$21,000	$(7,792,035)	$411,587

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2021	Six months ended June 30, 2020
Cash flows from operating activities:
Net loss	$(599,354)	$(1,061,801)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,065	6,096
Gain on forgiveness of debt	(9,384)	-
Amortization of right of use asset	5,986	6,248
Stock issued for services performed	100,000	661,150
Changes in operating assets and liabilities:
Prepaid expenses	342,279	975
Operating lease liability	(5,986)	(6,248)
Accounts payable	(19,304)	18,229
Accounts payable-related party	6,000	8,026
Accrued expense	30,023	5,049
Net cash used in operating activities	(145,675)	(242,527)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities
Proceeds from stock subscriptions	-	232,170
Proceeds from notes payable	-	9,384
Proceeds from issuance of common stock	30,000	-
Net cash provided by financing activities	30,000	241,554
Net change in cash	(115,675)	(973)
Cash at beginning of period	188,506	7,079
Cash at end of period	$72,831	$6,106
Supplemental schedule of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Common stock issued for subscription payable	$724,314	$676,711
Supplemental schedule of non-cash investing and financing
Common stock issued for services performed	$100,000	$661,160

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

June 30, 2021

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The recent COVID 19 Pandemic (“the Pandemic”) has had a dramatic effect on our business as well as the business of our contract developers. The wide ranging effects on the world-wide business market has led to a closure or partial closure of firms we are relying on in our product development. As a result their work on our project has been slowed. While we cannot predict when the influence of the Pandemic will end, we trust businesses will be able to open and expand activities to their former levels and increase following a return to normal operations.

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

g. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement. The company included -0- and 84,000 shares subscribed but unissued in its calculation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020, respectively.

	For the three months ended June 30, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2021	For the six months ended June 30, 2020

Net loss (numerator)	$(242,606)	$(908,467)	$(599,354)	$(1,061,801)
Shares (denominator)	79,348,469	47,336,288	79,312,668	47,352,260
Net loss per share amount – basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of June 30, 2021 and 2020 there were -0- and 35,175,000, respectively, potential dilutive shares that needed to be considered as common share equivalents.

As of June 30, 2021 and 2020 the dilutive shares were excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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

NOTE 2 – GOING CONCERN

The Company acknowledges that the funds on hand as of June 30, 2021, will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through August 31, 2021. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020

Computer and office equipment	$90,368	$90,368
Accumulated depreciation	(82,802)	(78,737)

Total Property and Equipment	$7,566	$11,631

Depreciation expense for the six months ended June 30, 2021 and 2020 was $4,065 and $6,096, respectively.

NOTE 4 – PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at June 30, 2021.

NOTE 5 – COMMON STOCK

Stock Subscription Payable:

At June 30, 2021 and December 31, 2020, the Company had $-0- and $21,000, respectively, in stock subscriptions payable for which it is obligated to issue -0- and 84,000 shares of restricted common stock, respectively, pursuant to separate subscription agreements.

Common Stock Issued for Cash

During the six months ending June 30, 2021, the Company issued 120,000 shares of restricted common stock for $30,000 to an unrelated investor. During the six months ending June 30, 2020, the Company issued 200,000 shares of restricted common stock for $50,000 to an unrelated investor.

Common Stock Issued for conversion of liabilities

During the six months ended June 30, 2020, the Company issued 1,000,000 shares of restricted common stock in exchange for the conversion of $10,000 of accrued interest on notes payable.

Common Stock Issued to Officer:

In February 14, 2018 the Company announced that the consulting agreement with the Chief Financial Officer (Mr. Merrell) was terminated effective December 31, 2017, and that a new agreement was entered into effective January 1, 2018 under which Mr. Merrell would receive 2,000,000 shares of restricted common stock, vesting at 500,000 shares per year, for his service. The term of the agreement is for one year, which term automatically renews for one-year extensions up to four years unless terminated by either party with 30 days written notice. The Company issued all 2,000,000 shares to Mr. Merrell on August 20, 2018. Any common shares not earned during the four-year period are to be returned or cancelled. A charge will be made each quarter as the shares are earned under the provisions of the agreement until such time as all shares have been earned. A charge of $100,000 and $100,000 was recorded for the six months ended June 30, 2021 and 2020, respectively. In June 2020 Mr. Merrell was issued an additional 500,000 shares which vested at issuance, resulting in a $435,000 stock-based compensation charge recorded in the six-month period ended June 30, 2020.

Common Stock Issued for Services:

The Company issued no shares of stock for services in the six months ended June 30, 2021. During the six months ended June 30, 2020 the Company issued 1,545,000 shares of restricted common stock to consultants for services performed and/or to be performed. The issuances were valued at $1,601,650 and of that amount $940,500 was recorded as prepaid assets. The Company incurred stock-based compensation of $245,899 during the six-months ended June 30, 2020. As of June 30, 2021, the prepaid amount has been fully amortized.

NOTE 6 – CONVERTIBLE POMISSORY NOTES – Related Party

In the early days of its operations the Company entered into two interest bearing convertible notes. One note was for $200,000, the other for $130,100, for a combined total of $340,000 plus interest. On March 23, 2021 the Company issued 28,000,000 shares of restricted common stock in full settlement of the notes and all accrued but unpaid interest. The terms of the notes are as follows:

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

$130,100 Convertible Promissory Note

Prior to 2015, the Company entered into a convertible promissory note with SCS, a related party and significant shareholder, due on demand, bearing interest at 8% per annum, unsecured and convertible at $0.01 per share, with a price protection provision to a lower conversion price. The principal amount of this note was $130,100.

NOTE 7 – NOTE – SBA Loan

$9,384 Promissory Note

The Company applied for and received a $9,384 loan under the Paycheck Protection Program administered by the Small Business Administration. The note bears an annual interest rate of 1% and has a maturity date of May 8, 2022. The terms of the loan provide that an application for forgiveness of the loan amount may be requested if the funds were used for payroll, medical insurance, rent and utilities. Under the terms of the program the Company applied for forgiveness of the total amount due under the note. On May 3, 2021 the Company was sent a letter advising that their request for forgiveness of all principal and accrued interest was approved.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Amortization of $5,986 was recorded as rent expense in the six month period ended June 30, 2021, leaving an operating right-of-use asset at June 30, 2021 of $1,995 and an operating lease liability of $1,995. Amortization of $6,248 was recorded as rent expense for the six month period ended June 30, 2020

Obligations under this lease are as follows:

	2021	2022	2023
Office lease	$2,076	$-	$-

Upon the adoption of ASC 842, the calculation of our lease obligation using a discount rate of 8% resulted in an immaterial difference and therefore, no interest will be imputed on the lease obligation.

Consulting Agreement

In June 2020, the Company entered into consulting agreements with Roger Gill and Peter Kristensen. Both of the agreements begin June 22, 2020 and run for a period of twelve months, terminating June 30, 2021. Under the terms of the agreements Mr. Gill received 500,000 shares of restricted common stock and Mr. Kristensen received 100,000 shares of restricted stock for their services. The fair-value of the stock was $565,500 and was recorded as a prepaid. The prepaid amount was amortized over the period of the agreement and, at June 30, 2021, there is no remaining balance.

On March 15, 2020 the Company entered into a service agreement with Hanover International, Inc. to provide advisory services to the Company. The contract is a one year contract, but may be cancelled with thirty days notice any time after the 91st day of the agreement. Hanover receives a fee of $3,500 per month, from which fee it pays all of its expenses. In addition, Hanover received 750,000 shares of restricted common stock, earned in quarterly tranches of 187,500 shares, deemed earned and issuable after services are provided for each quarter. As of June 30, 2021 all of the shares to which the Company is obligated under this agreement have been issued and the total value of $375,000 has been fully amortized.

NOTE 9 – SUBSEQUENT EVENTS

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

NU-MED is a medical device company principally engaged in the design, innovation, development, enhancement and commercialization of beginning, early, and selective later-stage quality medical devices. The mission of NU-MED is to design, develop, and market technologies utilizing nitric oxide in the medical device field. Our technologies focus on market niches in high growth trend areas. Our products are developed to target a current need in medical procedures by improving upon an existing technology or device or by designing a device to serve a currently unfilled need that is clearly defined and acknowledged by medical professionals. Our focus has been on the creation of a nitric oxide generating formulation, a hospital bedside nitric oxide delivery system, a clinical unit for use in medical clinics and rehabilitation centers and a mobile device to deliver nitric oxide gas to offer new and innovative solutions to hospitals, health systems and the medical community throughout the world.

NU-MED PLUS has focused on the development of five distinct products for the delivery of nitric oxide. NU-MED products have not been fully developed; therefore we have not yet made any submission for FDA approval under any medical use.

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

3. A clinical delivery unit that is designed for treatment in an office or physician’s clinic. A unit powered by a wall outlet, administration of the nitric oxide would be via cannula or non-rebreather face mask

4. A compact, mobile/portable device to deliver inhaled nitric oxide gas. The portable system necessitates a design which can be deployed where a reliable source of power is not available or is difficult to access. The unit can be operated with a rechargeable battery pack that powers the unit for the full duration of a therapeutic session or an updated design that requires no electrical power for operation. It unit run by electrical power can be recharged using existing electrical sources, a solar array or other alternative energy source. The unit is designed as a low power but fully functional nitric oxide delivery system for inhalation therapy, that can be used as a transport device during the movement of a patient or as a delivery device in those remote areas of the world that do not currently have electrical power readily available.

5. A unit that is one of the world’s first nitric oxide dilution systems designed for research. A patent pending technology utilizes pure 100% nitric oxide from a pressurized tank source and dilutes it with air or other non-reactive diluent gas to provide a 1 to 500 ppm source of high purity nitric oxide for investigational applications.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2021, we had assets of $89,130 with current assets of $79,569 and liabilities of $90,781. Our current assets consisted primarily of cash in the amount of $72,831 and prepaid expenses in the amount of $6,738. Our working capital at June 30, 2021 was $(11,212). We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward. We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts. Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders. We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization. Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to the completion of the testing phase. Any refinement or modification of the product after the prototype is developed would also require additional capital. At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021

For the three months ended June 30, 2021 and June 30, 2020, we had no revenues and operating expenses of $251,990 and $904,446, respectively. The decrease in operating expenses results from a decrease in consulting fees of $192,383 and a $436,372 reduction in stock-based compensation. For the three months ended June 30, 2021 we had other income of $9,384. For the three months ended June 30, 2020, we had other expense of $4,022. We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital. We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

Six Months Ended June 30, 2021

For the six months ended June 30, 2021 and 2020 we had no revenues and incurred operating expenses of $608,738 and $1,053,759, respectively. The $445,021 decrease is primarily the result of the stock issued as share based compensation and for consulting services, as detailed above. For the six months ended June 30, 2021 and 2020, we had other income of $9,384 and other expense of $8,042, respectively.

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

Based on that evaluation, as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2021, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4. Mine Safety Disclosure

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

a) Index of Exhibits:

Exhibit Table #	Title of Document	Location

31.1	Rule 13a-14(a)/15d-14a(a) Certification – CEO	This filing

31.2	Rule 13a-14(a)/15d-14a(a) Certification – CFO	This filing

32	Section 1350 Certification – CEO & CFO	This filing

101.XSD	Inline XBRL Taxomony Extension Schema Document

101.CAL	Inline XBRL Taxomony Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxomony Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxomony Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU-MED PLUS, INC.,
(Registrant)

August 16, 2021	By: /s/ Jeffrey L. Robins
Jeffrey L. Robins, CEO, Principal Executive Officer

August 16, 2021	By: /s/ Keith L. Merrell
Keith L. Merrell, CFO/Principal Accounting Officer