Form 10-Q
period 2021-09-30
Nu-Med Plus, Inc.
filed 2021-11-15
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Not applicable.

Applicable Only to Corporate Issuers:

Class	Outstanding as of November 15, 2021

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

79,348,469 shares of $0.001 par value common stock on November 15, 2021

TABLE OF CONTENTS

PART IFINANCIAL INFORMATION	2
ITEM 1FINANCIAL STATEMENTS	2
ITEM 2MANAGEMENT’S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
ITEM 4CONTROLS AND PROCEDURES	18

PART IIOTHER INFORMATION	19

ITEM 1LEGAL PROCEEDINGS	19
ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19
ITEM 3DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4MINE SAFETY DISCLOSURE	19
ITEM 5OTHER INFORMATION	19
ITEM 6EXHIBITS	19

SIGNATURES	20

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2021

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the Form 10-K for the period ended December 31, 2020, accompanying notes, and with the historical financial information of the Company. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

NU-MED PLUS, INC.

Financial Statements

(Unaudited)

Table of Contents

Page No.
Condensed Balance Sheets at September 30, 2021 (unaudited) and December 31, 2020	4
Condensed Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited)	5
Condensed Statements of Stockholders’ Deficit for the three and nine months ended September 30, 2021 and 2020 (unaudited)	6 - 7
Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	8
Notes to the Condensed Financial Statements	9

NU-MED PLUS, INC.

Condensed Balance Sheets

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets
Cash	$31,840	$188,506
Prepaid expense	2,833	349,017
Total current assets	34,673	537,523
Long-term Assets
Property and equipment, net	4,916	11,631
Operating lease right-of-use of assets	11,647	7,981
Total long-term assets	16,563	19,612
Total assets	$51,236	$557,135

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$18,544	$26,048
Accounts payable – related party	20,000	20,000
Accrued expense	71,062	26,019
Operating lease liability	11,647	7,981
Total current liabilities	121,253	80,048
Long-term liabilities
Note payable	-	9,384
Total liabilities	121,253	89,432
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 79,348,469 and 51,028,469 shares issued and outstanding, as of September 30, 2021 and December 31, 2020, respectively.	79,349	51,029
Additional paid-in capital	9,307,587	8,431,593
Stock subscription payable	-	724,314
Accumulated deficit	(9,456,953)	(8,739,233)
Total stockholders' deficit	(70,017)	467,703
Total liabilities and stockholders' deficit	$51,236	$557,135

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative expense	6,947	13,708	20,717	51,694
Payroll expense	65,486	67,465	202,458	638,797
Rent expense	6,285	4,689	18,814	14,068
Professional and consulting fees	36,999	360,848	478,400	789,814
Depreciation expense	2,649	3,048	6,715	9,144
Total operating expenses	118,366	449,758	727,104	1,503,517

Operating Loss	(118,366)	(449,758)	(727,104)	(1,503,517)

Other income (expense)
Interest expense	-	(4,066)	-	(12,108)
Gain on forgiveness of PPP loan	-	-	9,384	-
Total other income (expense)	-	(4,066)	9,384	(12,108)

Net loss before income tax	(118,366)	(453,824)	(717,720)	(1,515,625)

Income tax expense	-	-	-	-

Net loss	$(118,366)	$(453,824)	$(717,720)	$(1,515,625)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average common shares outstanding – basic and diluted	79,348,469	50,263,252	79,324,733	48,454,879

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, January 1, 2021	-	$-	51,028,469	$51,029	$8,431,593	$724,314	$(8,739,233)	$467,703
Common stock issued for cash	-	-	120,000	120	29,880	-	-	30,000
Stock-based compensation	-	-	-	-	50,000	-	-	50,000
Common stock issued under subscription agreements	-	-	28,200,000	28,200	696,114	(724,314)	-	-
Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	(356,748)	(356,748)
Balance, March 31, 2021	-	$-	79,348,469	$79,349	$9,207,587	$-	$(9,095,981)	$190,955
Stock-based compensation	-	-	-	-	50,000	-	-	50,000
Net loss for the three months ended June 30, 2021	-	-	-	-	-	-	(242,606)	(242,606)
Balance, June 30, 2021	-	$-	79,348,469	$79,349	$9,257,587	$-	$(9,338,587)	$(1,651)
Stock-based compensation	-	-	-	-	50,000	-	-	50,000
Net loss for the three months ended September 30, 2021	-	-	-	-	-	-	(118,366)	(118,366)
Balance, September 30, 2021	-	$-	79,348,469	$79,349	$9,307,587	$-	$(9,456,953)	$(70,017)

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, January 1, 2020	-	$-	44,476,625	$44,477	$5,849,784	$465,541	$(6,730,234)	$(370,432)
Cash received for subscription payable	-	-	-	-	-	106,439	-	106,439
Stock-based compensation	-	-	-	-	50,000	-	-	50,000
Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	(153,334)	(153,334)
Balance, March 31, 2020	-	$-	44,476,625	$44,477	$5,899,784	$571,980	$(6,883,568)	$(367,327)
Cash received for subscription payable	-	-	-	-	-	125,731	-	125,731
Common stock issued for subscription payable	-	-	2,706,844	2,707	674,004	(676,711)	-	-
Stock issued for accrued interest on convertible note	-	-	1,000,000	1,000	9,000	-	-	10,000
Stock issued for prepaid services	-	-	1,400,000	1,400	939,100	-	-	940,500
Stock-based compensation	-	-	645,000	645	610,505	-	-	611,150
Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	(908,467)	(908,467)
Balance, June 30, 2020	-	$-	50,228,469	$50,229	$8,132,393	$21,000	$(7,792,035)	$411,587
Cash received for subscription payable	-	-	-	-	-	126,412	-	126,412
Stock payable for services	-	-	-	-	-	50,000	-	50,000
Stock-based compensation	-	-	-	-	87,500	-	-	87,500
Net loss for the three months ended September 30, 2020	-	-	-	-	-	-	(453,824)	(453,824)
Balance, September 30, 2020	-	$-	50,228,469	$50,229	$8,219,893	$197,412	$(8,245,889)	$221,675

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Cash flows from operating activities:
Net loss	$(717,720)	$(1,515,625)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	6,715	9,144
Gain on forgiveness of PPP loan	(9,384)	-
Amortization of prepaid consulting	-	356,807
Amortization of right of use asset	7,981	9,355
Stock issued for services performed	150,000	798,650
Changes in operating assets and liabilities:
Prepaid expenses	346,184	(2,235)
Operating lease liability	(7,981)	(9,355)
Accounts payable	(7,504)	(9,707)
Accounts payable-related party	-	5,915
Accrued expense	45,043	13,504
Net cash used in operating activities	(186,666)	(343,547)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities
Proceeds from stock subscriptions	-	358,582
Proceeds from notes payable	-	9,384
Proceeds from issuance of common stock	30,000	-
Net cash provided by financing activities	30,000	367,966
Net change in cash	(156,666)	24,419
Cash at beginning of period	188,506	7,079
Cash at end of period	$31,840	$31,498
Supplemental schedule of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Non-Cash Investing and Financing Activities
Common stock issued for subscription payable	$724,314	$676,711
Right-of-use operating lease assets obtained for operating lease liabilities	$11,647	$11,934
Conversion of accrued interest for common stock	$-	$10,000
Common stock issued for prepaid consulting	$-	$940,500
Supplemental schedule of non-cash investing and financing
Common stock issued for services	$150,000	$-

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

September 30, 2021

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The recent COVID 19 Pandemic (“the Pandemic”) has had a dramatic effect on our business as well as the business of our contract developers. The wide-ranging effects on the world-wide business market has led to a closure or partial closure of firms we are relying on in our product development. As a result their work on our project has been slowed. While we cannot predict when the influence of the Pandemic will end, we trust businesses will be able to open and expand activities to their former levels and increase following a return to normal operations.

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

g. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement. The company included -0- and 84,000 shares subscribed but unissued in its calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020, respectively.

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of September 30, 2021 and 2020 there were -0- and 34,643,900, respectively, potential dilutive shares that needed to be considered as common share equivalents.

As of September 30, 2021 and 2020 the dilutive shares were excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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

NOTE 2 – GOING CONCERN

The Company acknowledges that the funds on hand as of September 30, 2021, will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through December 31, 2021. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020

Computer and office	$90,368	$90,368
Accumulated depreciation	(85,452)	(78,737)

Total Property and Equipment	$4,916	$11,631

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $6,715 and $9,144, respectively.

NOTE 4 – PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at September 30, 2021.

NOTE 5 – COMMON STOCK

Stock Subscription Payable:

At September 30, 2021 and December 31, 2020, the Company had $-0- and $724,314, respectively, in stock subscriptions payable for which it is obligated to issue -0- and 28,902,684 shares of restricted common stock, respectively, pursuant to separate subscription agreements.

Common Stock Issued for Cash

During the nine months ending September 30, 2021, the Company issued 120,000 shares of restricted common stock for $30,000 to an unrelated investor. During the nine months ending September 30, 2020, the Company issued 200,000 shares of restricted common stock for $50,000 to an unrelated investor.

Common Stock Issued for conversion of liabilities

During the nine months ended September 30, 2020, the Company issued 1,000,000 shares of restricted common stock in exchange for the conversion of $10,000 of accrued interest on notes payable.

Common Stock Issued to Officer:

In February 14, 2018 the Company announced that the consulting agreement with the Chief Financial Officer (Mr. Merrell) was terminated effective December 31, 2017, and that a new agreement was entered into effective January 1, 2018 under which Mr. Merrell would receive 2,000,000 shares of restricted common stock, vesting at 500,000 shares per year, for his service. The term of the agreement is for one year, which term automatically renews for one-year extensions up to four years unless terminated by either party with 30 days written notice. The Company issued all 2,000,000 shares to Mr. Merrell on August 20, 2018. Any common shares not earned during the four-year period are to be returned or cancelled. A charge will be made each quarter as the shares are earned under the provisions of the agreement until such time as all shares have been earned. A charge of $150,000 and $150,000 was recorded for the six months ended September 30, 2021 and 2020, respectively. In June 2020 Mr. Merrell was issued an additional 500,000 shares which vested at issuance, resulting in a $435,000 stock-based compensation charge recorded in the nine-month period ended September 30, 2020.

Common Stock Issued for Services:

The Company issued no shares of stock for services in the nine months ended September 30, 2021. During the nine months ended September 30, 2020 the Company issued 1,545,000 shares of restricted common stock to consultants for services performed and/or to be performed. The issuances were valued at $1,066,650 and of that amount $940,500 was recorded as prepaid assets. The Company incurred stock-based compensation of $126,125 during the nine-months ended September 30, 2020. As of September 30, 2021, the prepaid amount has been fully amortized.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES – Related Party

In the early days of its operations the Company entered into two interest bearing convertible notes. One note was for $200,000, the other for $130,100, for a combined total of $340,000 plus interest. On March 23, 2021 the Company issued 28,000,000 shares of restricted common stock in full settlement of the notes and all accrued but unpaid interest.

NOTE 7 – NOTE – SBA Loan

$9,384 Promissory Note

The Company applied for and received a $9,384 loan under the Paycheck Protection Program administered by the Small Business Administration. The note bears an annual interest rate of 1% and has a maturity date of May 8, 2022. The terms of the loan provide that an application for forgiveness of the loan amount may be requested if the funds were used for payroll, medical insurance, rent and utilities. Under the terms of the program the Company applied for forgiveness of the total amount due under the note. On May 3, 2021 the Company received a letter advising that their request for forgiveness of all principal and accrued interest was approved.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company has obligations under both a financing lease and operating lease, as detailed below.

Operating Lease Obligations

The Company entered into a lease for office space in February 2017 for $950 per month. In November 2017 the Company signed a six-month extension of the lease with a lease payment of $978 per month. In March 2018 the Company extended the lease agreement through August 31, 2019 at a rate of $1,008 per month. In July 2019 the Company extended the lease agreement through August 31, 2020 at a rate of $1,038 per month. In July 2021 the Company extended the lease agreement through August 31, 2022 at a rate of $1,058 per month.

Amortization of $7,981 was recorded as rent expense in the nine month period ended September 30, 2021, leaving an operating right-of-use asset at September 30, 2021 of $11,647 and an operating lease liability of $11,647. Amortization of $9,355 was recorded as rent expense for the nine month period ended September 30, 2020.

Obligations under this lease are as follows:

	2021	2022	2023
Office lease	$3,174	$8,464	$-

Upon the adoption of ASC 842, the calculation of our lease obligation using a discount rate of 8% resulted in an immaterial difference and therefore, no interest will be imputed on the lease obligation.

Consulting Agreement

In June 2020, the Company entered into consulting agreements with Roger Gill and Peter Kristensen. Both of the agreements begin June 22, 2020 and run for a period of twelve months, terminating June 30, 2021. Under the terms of the agreements Mr. Gill received 500,000 shares of restricted common stock and Mr. Kristensen received 100,000 shares of restricted stock for their services. The fair-value of the stock was $565,500 and was recorded as a prepaid. The prepaid amount was amortized over the period of the agreement and, at September 30, 2021, there is no remaining balance.

On March 15, 2020 the Company entered into a service agreement with Hanover International, Inc. to provide advisory services to the Company. The contract is a one year contract, but may be cancelled with thirty days notice any time after the 91st day of the agreement. Hanover receives a fee of $3,500 per month, from which fee it pays all of its expenses. In addition, Hanover received 750,000 shares of restricted common stock, earned in quarterly tranches of 187,500 shares, deemed earned and issuable after services are provided for each quarter. As of September 30, 2021 all of the shares to which the Company is obligated under this agreement have been issued and the total value of $375,000 has been fully amortized.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2021, we had assets of $51,236 with current assets of $34,673 and liabilities of $121,253. Our current assets consisted primarily of cash in the amount of $31,840 and prepaid expenses in the amount of $2,833. Our working capital at September 30, 2021 was $(86,580). We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward. We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts. Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders. We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization. Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to the completion of the testing phase. Any refinement or modification of the product after the prototype is developed would also require additional capital. At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021

For the three months ended September 30, 2021 and September 30, 2020, we had no revenues and operating expenses of $118,366 and $449,758, respectively. The decrease in operating expenses results from a decrease in consulting fees of $323,848. For the three months ended September 30, 2021 we had no other income or expenses. For the three months ended September 30, 2020, we had other expense of $4,066. We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital. We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

Nine Months Ended September 30, 2021

For the nine months ended September 30, 2021 and 2020 we had no revenues and incurred operating expenses of $727,104 and $1,503,517, respectively. The $776,413 decrease is primarily the result of the stock issued as share based compensation and payroll expense in 2020 and for reduced consulting services, as detailed above. For the nine months ended September 30, 2021 and 2020, we had other income of $9,384 and other expense of $12,108, respectively.

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

Based on that evaluation, as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2021, we have not purchased any equity securities nor have any officers or directors of the Company.

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

NU-MED PLUS, INC.,
(Registrant)

November 15, 2021	By: /s/ Jeffrey L. Robins
Jeffrey L. Robins, CEO, Principal Executive Officer

November 15, 2021	By: /s/ Keith L. Merrell
Keith L. Merrell, CFO/Principal Accounting Officer