Form 10-K
period 2021-12-31
Nu-Med Plus, Inc.
filed 2022-03-31
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-54808

NU-MED PLUS, INC.

(Exact name of registrant as specified in charter)

Utah	45-3672530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

455 East 500 South, Suite 203, Salt Lake City, UT	84111
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (801) 746-3570

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and“emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: At June 30, 2021, the Company’s last sale price of its stock was $0.16 resulting in an aggregate market value of our common stock held by non-affiliates of $4,992,517.

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 31, 2022
Common stock	79,348,469

Documents incorporated by reference: None

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

The principal gas we aim to generate through each of our systems described above is medical grade nitric oxide, along with other various combinations of be6neficial medical gases. Non-medical grade nitric oxide gas is produced and sold commercially by major gas companies as a specialty gas mixture and calibration gas.  Nitrogen dioxide is present in all nitric oxide gas currently produced.  Its presence limits the size of the dose of nitric oxide gas that can be administered for prospective uses in both humans and animals.

A longer-term goal is to further develop our proprietary compound formulation option that will be utilized to produce medical grade nitric oxide for use in all delivery units. Management believes that with the further refinement of our formulation, we can make and filter medical grade nitric oxide gas with minimal amounts of nitrogen dioxide, and that this process can produce medical grade nitric oxide gas in ample quantities for any current or prospective use and hopefully at a price less than that of all currently available technologies.  For a number of years the only approved and available medical grade nitric oxide delivery device was a product named Inomax. Since this is a single source market there is no price competition and price is set at a “market can bear” level. We believe, given this structure, there is ample room for a competitive response from NU-MED using on site generated nitric oxide at a lower cost to penetrate the market. The cost of materials and labor for the NU-MED product is anticipated to be low, while still providing attractive margins. Our product must have a known shelf life and be available in various configurations to yield known concentrations and volumes of gas.  Packaging is a critical developmental process that we will address after completion of our formulation.

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

Future Product Development. Utilizing our core technology, our newest product to be investigated is a one-time Single Treatment Disposable unit which will give rapid access to short term NO treatment. The entire unit is disposed of after treatment and is unique in the market, with no competitive product available. We also are investigating a Wound Healing System which may reduce the surgical loss of a partial or full foot for diabetics by healing diabetic wounds and sores caused by their disease.

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

Clinical testing, manufacturing and marketing of human pharmaceutical products require prior approval from the FDA and comparable agencies in foreign countries. The FDA has established mandatory procedures and safety and efficacy standards that apply to the testing, manufacture and marketing of such products in the United States. In the United States, these procedures include pre-clinical studies, the filing of an Investigational New Drug Application (“IND”) or equivalent, human clinical trials and approval of a New Drug Application (“NDA”). The results of pre-clinical testing, which include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations, must be submitted to the FDA as part of an IND that must be reviewed before clinical testing can begin.

The results of the preclinical and clinical testing are then submitted to the FDA in the form of an NDA for approval to commence commercial sales. The FDA may, in responding to an NDA, grant marketing approval, request additional information or deny the approval if it determines that the NDA does not provide an adequate basis for approval. Among the conditions for an NDA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform on an ongoing basis with current Good Manufacturing Practices (“GMP”). In complying with GMP, we must continue to expend time, money and effort in the areas of production and quality control to ensure full compliance or engage the services of outside contractors who are well versed in compliance with these requirements. Following approval of the NDA, we are subject to periodic inspections by the FDA. Any determination by the FDA of manufacturing deficiencies could materially adversely affect our business.

European countries generally follow the same procedures. The European Union has established a unified filing system administered by the Committee for Proprietary Medicinal Products (“CPMP”) designed to reduce the administrative burden of processing applications for pharmaceutical products derived from new technologies. Following CPMP review and approval, marketing applications are submitted to member countries for final approval and pricing approval, as appropriate. In addition to obtaining regulatory approval of products, it is generally necessary to obtain regulatory approval of the facility in which the product will be manufactured. The approval process for medical devices in Europe is similar but is administered by private certification organizations known as Notified Bodies, which are accredited by each member state of the European Union. The receipt of regulatory approvals often takes several years, involves the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. On occasion, regulatory authorities may require larger or additional studies, leading to unanticipated delay or expense. There can be no assurance that any approval will be granted and, even if granted, such approval may be withdrawn if compliance with regulatory standards is not maintained. In addition, the regulatory approval processes for products in the U.S., European countries and other countries around the world are undergoing or may undergo changes, and we cannot predict what effect any changes in the regulatory approval process may have on our business.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

Presently we have two patents approved and one patent pending for our Nitric Oxide systems and we hope to file additional patents for our products which will help us build a strong IP portfolio and value for our company and our shareholders. Our approved patents cover Gas Generator #62-014866 and our disposable delivery device. Our patent pending covers Controlled Delivery of Medical gases using Diffusion Membrane #14529112. We are also pursuing a proprietary protection strategy of our key formulations and methods for further strengthening the overall Intellectual Property portfolio. We have no trademarks. We also have no franchises, concessions, royalty agreements or labor contracts.

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

Holders of common stock are not entitled to accumulate their votes for the election of directors or otherwise. The present shareholders of NU-MED will be able to elect all of the directors of NU-MED and effectively control NU-MED’s affairs, making it difficult for investors to be able to change management or the direction of NU-MED. (See “DESCRIPTION OF SECURITIES.”)

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

ITEM 2. PROPERTIES

NU-MED’s corporate office is at 455 E 500 S, Suite 203, Salt Lake City, Utah 84111. Our R&D facility is located at 5718 W Dannon Way, Suite B, West Jordan, UT 84081. We paid rent of $1,038 per month for the months of January through August, 2021 and $1,059 per month for September through December, 2021 for our corporate office. We paid $2,050 per month for January through October 2021 for our laboratory space and will $150 per month beginning January 2022 for our R&D facility. The executive office arrangement provide us the flexibility to expand our corporate offices as needed, without being committed to long term overhead or office space we currently do not need. Our executive office lease is for a term of twelve months, which runs through August 31, 2022, and our laboratory lease is on a month to month basis. Management believes these facilities will serve our purposes for at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINING SAFETY DISCLOSURE

NU-MED has no mining operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is quoted on the over the counter bulletin board and OTCQB under the symbol NUMD. The first sale of the shares occurred in the third quarter of 2014. The following high and low bid prices for the Company’s Common Stock is based on over-the-counter quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Furthermore, the Company’s common stock has traded sporadically and in low volume. Our closing stock price on March 25, 2021 was $0.36 per share.

At March 26, 2021, the Company had approximately 163 shareholders of record. As of March 31, 2021, the Company had 79,348,469 shares of its Common Stock issued and outstanding.

Transfer Agent

NU-MED’s transfer agent is Issuer Direct Corporation, 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117; their telephone number is 801-272-9294.

Recent Sales of Unregistered Securities

During 2020, holders of stock purchase agreements exercised their rights and purchased $200,000 under those agreements, which represents 800,000 shares of common stock at the $0.25 per share conversion price. Also during 2020 the holder of convertible notes converted $10,000 of interest accrued and unpaid into 1,000,000 shares of restricted common stock.

During 2021 the Company issued 28,320,000 shares of restricted common stock. Of the total 28,000,000 shares were issued to satisfy all obligations of stock subscription payable to the estate of an investor, 200,000 shares were issued under a consulting agreement and 120,000 shares were issued to an investor who held a stock subscription agreement allowing him to purchase up to $30,000 shares of stock at $0.25 per share.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

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

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of December 31, 2021 and 2020 there were -0- and -0-, respectively, potential dilutive shares that needed to be considered as common share equivalents. As of December 31, 2021 and 2020 the dilutive shares were excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which removes Step 2 from the goodwill impairment test and replaces the qualitative assessment. Impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. Under this revised guidance, failing Step 1 will always result in a goodwill impairment. The amendments in this update should be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017. The implementation of this accounting treatment had no effect on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance, as amended by subsequent ASUs, introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. For public business entities that meet the definition of a U.S. Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  Early adoption is permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company’s adoption of this accounting treatment had no effect on our consolidated financial statements.

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

Liquidity and Capital Resources

At December 31, 2021, we had total assets of $22,163 with current assets of $11,675 and total liabilities of $154,521. Our current assets consisted of cash in the amount of $11,675. At December 31, 2020, we had assets of $557,135 with current assets of $537,523 and liabilities of $89,432. We currently have sufficient cash to pay ongoing expenses for the next month, after which we will have to rely on loans from shareholders to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward. During the year ended December 31, 2021, we received cash for the purchase of common stock in the amount of $30,000. We currently have no commitments beyond this stock subscription for the needed capital. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts. Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales and potential loans from investors and shareholders. If we are unable to raise additional capital, we will be forced to suspend operations until such capital can be raised or go out of business. We cannot project the full costs to bring our proposed product to market or the timing of such commercialization. Given that our product is in the medical field, testing is very expensive, and we will need additional capital prior to completing the testing phase. Any refinement or modification of the product after the prototype is developed would also require additional capital. At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the year ended December 31, 2021, we had no revenues, operating expenses of $839,445 and other income of $9,384, resulting in a net loss of $830,061. This compares to a net loss for the year ended December 31, 2020 of $2,008,999. Operating expenses in 2021 decreased $1,155,232 over 2020 due primarily from the reduction of consulting by $692.310 and payroll expense by $438,798. The reduction in payroll expense in 2021 was primarily as the result of a $500,000 stock-based compensation charge recorded in 2020. We will continue to experience operating losses as we move forward with patent filings and retain additional consultants to assist with our FDA filing and ongoing development work. We were able to utilize our stock to pay consultants we have used to date which has allowed us to preserve our limited cash. We anticipate losses to continue for the foreseeable future and for the losses to increase as we hire personnel and move into more development and testing phases of our proposed products. Additionally, we are preparing patent applications which will require additional capital to pay for outside attorneys and consultants. We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - 2013. Based on this evaluation, our management concluded that, as of December 31, 2021, our internal controls over financial reporting were not effective to provide reasonable assurances based on the above criteria.

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

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None; not applicable.

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

Name	Age	Title
Jeffrey L. Robins	73	CEO, Director
Dr. Brett Earl	50	Director, Vice-President of Medical Marketing
Keith Merrell	76	Chief Financial Officer

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company’s or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2020, the end of the Company’s last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Jeffrey L. Robins	2021	$42,600	--	--	--	--	--	$ 42,600
CEO	2020	42,600	--	--	--	--	--	42,600

Keith L. Merrell	2021	$24,000	--	$200,000	--	--	--	$ 224,000
CFO	2020	24,000	--	200,000	--	--	--	224,000

________________

Mr. Robins began taking a salary in February 2012. Mr. Robins’ salary is currently $42,600 a year or $3,550 a month.

Mr. Merrell joined to Company in August 2015.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at fiscal year-end 2021 or 2020.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2021 and 2020, there were no stock options or SAR Grants.

Stock Option Exercise

In fiscal 2021 and 2020, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2021 or 2020 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. We did not compensate our directors for service on the Board of Directors during fiscal 2021 or 2020.

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

No such interlocks existed or such decisions were made during fiscal years 2021 or 2020.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in cash compensation set out above, which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a changing in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of March 31, 2022, with respect to the beneficial ownership of the Company’s common stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock. At March 31, 2022, there were 79,348,469 shares of common stock outstanding.

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

	Amount of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Common stock
Principal Shareholders
Jeffrey L. Robins 2152 W. Bryce Drive Kaysville, Utah 84037	5,000,000	6.30%
William G. Moon 2595 North 140 East, #306 Provo, Utah 84604	4,000,000	5.04%
Dr. Craig Morrison 2595 North 140 East Provo, Utah 84604	2,000,000	2.52%
Roger Gill 502 W Marlin Lane Saratoga Springs, UT 84045	4,003,987	5.04%
CEDE & Co. PO Box 222 Bowling Green Station New York, NY 10274	4,542,993	5.73%
Keith L. Merrell	3,181,250	4.01%
1240 Mueller Park Rd.
Bountiful, UT 84010

WLP Trust 455 East 500 South, Suite 201 Salt Lake City, Utah 84111	25,050,000	31.57%
Thomas A. Tait 514 Americas Way #5556 Box Elder SD,57719	4,000,000	5.04%
Officers and Directors
Jeffrey L. Robins	5,000,000	6.30%
Dr. Brett Earl	1,000,000	1.26%
William G. Moon	4,000,000	5.04%
Dr. Craig Morrison	2,000,000	2.52%
Thomas A. Tait	4,000,000	5.04%
Keith Merrell	3,181,250	4.01%
Director and executive officer of the
Company (6 individuals)	19,181,250	24.17%

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

Control by Existing Stockholders

Current management owns 24.17% of the issued and outstanding shares of common stock. It is likely they will be able to control NU-MED due to their present control of the Board of Directors and will be in a position to recommend to dissolve, merge or sell the assets of NU-MED, and generally, to direct the affairs of NU-MED.

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

At this time, we have one independent director. One of our directors is a founder and major shareholder of NU-MED. Additionally, given the limited size of our board of directors, we have not set up any committees of the board of directors such as compensation, audit or nominating committees. As our operations expand, we hope to be able to add outside directors and set up these committees, but at this time, do not know when we will be able to add additional directors and set up such committees.

Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has selected Sadler, Gibb and Associates, LLC as its independent public accounting firm. Fees paid for their services were:

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $21,300 and $19,800 for each of the years ending December 31, 2021 and 2020, respectively.

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

NU-MED PLUS, INC.

March 31, 2022	By:	/s/ Jeffrey L. Robins
Jeffrey L. Robins, CEO, Principal Executive

March 31, 2022	By:	/s/ Keith L. Merrell
Keith L. Merrell, CFO/Principal Accounting
Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/s/ Jeffrey L. Robins	Director, CEO	March 31, 2022
Jeffrey L. Robins

/s/ Dr. Brett Earl	Director	March 31, 2022
Dr. Brett Earl

/s/ Keith L. Merrell	Director, CFO	March 31, 2022
Keith L. Merrell

Nu-Med Plus, Inc.

Financial Statements

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 3627)

To the Board of Directors and Shareholders of Nu-Med Plus, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nu-Med Plus, Inc.(“the Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Draper, UT

March 31, 2021

NU-MED PLUS, INC.

Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$11,675	$188,506
Prepaid expense	-	349,017

Total current assets	11,675	537,523
Long-term assets
Property and equipment, net	2,266	11,631
Operating lease right-of-use asset	8,222	7,981
Total long-term assets	10,488	19,612
Total assets	$22,163	$557,135

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities

Accounts payable	$27,744	$26,048
Accounts payable – related party	26,000	20,000
Accrued expense	92,555	26,019
Operating lease liability	8,222	7,981
Convertible promissory notes, net – related party	-	-
Total current liabilities	154,521	80,048
Long-term liabilities
Note payable	-	9,384
Total liabilities	154,521	89,432
Commitments and contingencies	-	-
Stockholders' equity (deficit)
Preferred stock; $0.001 par value per share; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 79,348,469 and 51,028,469 shares issued and outstanding, as of December 31, 2021 and 2020, respectively.	79,349	51,029
Additional paid-in capital	9,357,587	8,431,593
Stock subscription payable	-	724,314
Accumulated deficit	(9,569,294)	(8,739,233)
Total stockholders' equity (deficit)	(132,358)	467,703
Total liabilities and stockholders' equity (deficit)	$22,163	$557,135

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Operations

	Year ended December 31,	Year ended December 31,
	2021	2020
Revenue	$-	$-

Operating expenses
General and administrative expense	32,283	58,261
Payroll expense	267,458	706,256
Rent expense	23,040	18,757
Professional and consulting fees	507,299	1,199,609
Depreciation expense	9,365	11,794
Total operating expenses	839,445	1,994,677

Operating loss	(839,445)	(1,994,677)

Other income (expense)
Gain on forgiveness of debt – PPP loan	9,384	-
Interest expense	-	(14,322)
Total other income (expense)	9,384	(14,322)
Loss before income taxes	(830,061)	(2,008,999)
Income tax expense	-	-

Net loss	$(830,061)	$(2,008,999)

Basic and diluted earnings per share	$(0.01)	$(0.04)
Weighted average common shares outstanding – basic and diluted	73,374,113	54,514,524

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2019	-	$-	44,476,625	$44,477	$5,849,784	$465,541	$(6,730,234)	$(370,432)
Common Stock issued under subscription agreements	-	-	2,706,844	2,707	674,004	(676,711)	-	-
Stock issued for prepaid services	-	-	1,400,000	1,400	939,100	-	-	940,500
Stock subscription payable - cash	-	-	-	-	-	386,842	-	386,842
Stock vested for compensation	-	-	-	-	200,000	-	-	200,000
Stock subscription payable – Conversion of debt and interest			-	-	-	348,642		348,642
Stock issued for conversion of interest on convertible note	-	-	1,000,000	1,000	9,000	-	-	10,000
Stock based compensation			800,000	800	200,000	-	-	200,000
Stock issued for compensation	-	-	645,000	645	560,505	-	-	561,150
Stock to be issued for service	-	-	-	-	-	200,000	-	200,000
Net loss for the year ended Dec 31, 2020	-	-	-	-	-	-	(2,008,999)	(2,008,999)
Balance, December 31, 2021			51,028,469	$51,029	$8,431,593	$724,314	$(8,739,233)	$467,703
Common Stock issued under subscription agreements	-	-	28,200,000	28,200	696,114	(724,314)	-	-
Common stock issued for cash	-	-	120,000	120	29,880	-	-	30,000
Stock based compensation	-	-	-	-	200,000	-	-	200,000
Net loss for the year ended Dec 31, 2021	-	-	-	-	-	-	(830,061)	(830,061)
Balance, December 31, 2021	-	$-	79,348,469	$79,349	$9,357,587	$-	$(9,569,294)	$(132,358)

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Cash Flows

	Year ended December 31, 2021	Year ended December 31, 2020
Cash flows from operating activities:
Net loss	$(830,061)	$(2,008,999)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,365	11,794
Gain on forgiveness of PPP loan	(9,384)	-
Stock-based compensation	200,000	961,150
Amortization of right-of-use asset	12,011	12,349
Amortization of prepaid consulting	-	596,441
Changes in operating assets and liabilities:
Prepaid expenses	349,017	1,921
Operating lease liability	(12,011)	(12,349)
Accounts payable	27,696	(13,772)
Related party payables	(20,000)	5,915
Accrued expense	66,536	30,751
Net cash used in operating activities	(206,831)	(414,799)

Cash flows from financing activities
Proceeds from subscription payable	-	386,842
Proceeds from note payable	-	9,384
Proceeds from issuance of common stock	30,000	200,000
Net cash provided by financing activities	30,000	596,226
Net change in cash	(176,831)	181,427

Cash at beginning of period	188,506	7,079

Cash at end of period	$-	$188,506
Supplemental schedule of cash flow information
Cash paid for interest	$1,175	$1,175
Cash paid for income taxes	$-	$-

Supplemental schedule of non-cash financing activities
Common stock issued for subscription payable	$-	$676,711
Conversion of notes payable and accrued interest	$-	$358,642
Common stock issued for prepaid services	$-	$940,500
Right-of-use operating lease assets obtained in exchange for lease liabilities	$-	$11,934

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2021 and 2020

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

	For the year ended December 31, 2021	For the year ended December 31, 2020

Net (loss) earnings (numerator)	$(830,061)	$(2,008,999)
Shares (denominator)	73,374,113	54,514,524
Net earnings per share amount - basic	$(0.01)	$(0.04)
Shares (denominator)	73,374,113	54,514,524
Net earnings per share amount - diluted	$(0.01)	$(0.04)

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of December 31, 2021 and 2020 there were -0- and -0-, respectively, potential dilutive shares that needed to be considered as common share equivalents. As of December 31, 2021 and 2020 the dilutive shares were excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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

NOTE 3 - GOING CONCERN

The Company has incurred loss since inception, has negative cash flows from operating activities, and an accumulated deficit. The Company anticipates that the funds on hand as of December 31, 2021, will not be sufficient to successfully prosecute its business plan and funding through the sale of equity capital and short-term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,250,000 for 2022. The current funds available will fund operations through approximately April 2022. These factors raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company has begun the process of arranging for additional necessary funding and currently retains consultants for that purpose. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at December 31, 2021, and December 31, 2020:

	December 31, 2021	December 31, 2020

Computer and office equipment	$90,368	$90,368
Accumulated depreciation	(88,102)	(78,737)

Total Property and Equipment	$2,266	$11,631

Depreciation expense for the years ended December 31, 2021 and 2020 was $9,365 and $11,794, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at December 31, 2021.

NOTE 6 - COMMON STOCK

Stock Subscription Payable:

At December 31, 2021 and 2020, the Company had $-0- and $724,314, respectively, in stock subscriptions payable for which it is obligated to issue -0- and 28,902,688 shares of restricted common stock, respectively.

Common Stock Issued for Cash:

During the year ended December 31, 2021, the Company issued 120,000 shares of restricted common stock for $30,000 to investors.

Common Stock Issued for conversion of liabilities

During the year ended December 31, 2021, the Company issued 28,200,000 shares of restricted common stock in full settlement of its obligations under $723,314 in stock subscriptions payable.

Common Stock Issued to Officer:

In June 2020, the Company issued 500,000 shares of stock to its Chief Financial Officer with the possibility of an additional 500,000 shares upon obtaining certain objectives to secure financing to fund the operations of the Company. The stock vested on the date the grant was made and the Company recorded a non-cash compensation charge of $500,000.

In February 14, 2018 the Company announced that the consulting agreement with the Chief Financial Officer (Mr. Merrell) was terminated effective December 31, 2017, and that a new agreement was entered into effective January 1, 2018 under which Mr. Merrell would receive 2,000,000 shares of restricted common stock, vesting at 500,000 shares per year, for his service. The term of the agreement is for one year, which term automatically renews for one-year extensions up to four years unless terminated by either party with 30 days written notice. The Company issued all 2,000,000 shares to Mr. Merrell on August 20, 2018. Any common shares not earned during the four-year period are to be returned or cancelled. An expense of $200,000 was recorded for the years ended December 31, 2021 and 2020, which represents the fair value of the stock vested. A charge is made each quarter as the shares are earned under the provisions of the agreement until such time as all shares have been earned.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company entered into a lease for office space in February 2017 for $950 per month. In November 2017 the Company signed a six-month extension of the lease with a lease payment of $978 per month. In March 2018 the Company extended the lease agreement through August 31, 2019 at a rate of $1,008 per month. In July 2019 the Company extended the lease agreement through August 31, 2020 at a rate of $1,038 per month, in August 2020 the Company extended the lease agreement through August 31, 2021 at a rate of $1,038 per month, and in August 2021 the Company extended the lease through August 31. 2022 at a rate of $1,059 per month. Obligations under this lease are as follows:

	2022	2023	2024
Office lease	$8,471	$-	$-

The Company also leases space for its research laboratory on a month-to-month basis. The Company leased this facility for $1,050 per month.

NOTE 8- RELATED PARTY TRANSACTIONS

Contributed Services

During the year ended December 31, 2020 a Company officer contributed services to the Company in the amount of $635,000 and $200,000, respectively. During the year ended December 31, 2020 the officer received 500,000 shares of restricted common stock as compensation for those services.

NOTE 9 - SMALL BUSINESS ADMINISTRATION PPP LOAN

The Company applied for and received a loan under the SBA PPP program in the amount of $9,384. Upon the announcement that recipients could apply for forgiveness the Company completed its request and subsequently received notice that the entire principal amount and all accrued and unpaid interest had been forgiven. The resultant gain of $9,384 from that forgiveness was recorded as other income in the year ended December 31, 2021.

NOTE 10 - CONVERTIBLE PROMISORY NOTES – RELATED PARTY

$100,000 Convertible Promissory Note

On November 12, 2012, the Company issued a $100,000 convertible promissory note to SCS, a related party and significant shareholder, as compensation for services provided and to be provided during the period April 1, 2012 through March 31, 2013. The note is due on demand, bears annual interest at 5.5%, and is convertible into shares of common stock at a conversion price to be agreed upon immediately prior to conversion. On September 27, 2013, the Company amended the note to include a conversion price which of $0.01 per share for all unpaid principal and interest. Accrued interest on the note at December 31, 2020 was $61,274.

$130,100 Convertible Promissory Note

Prior to 2015, the Company entered into a convertible promissory note with SCS, a related party and significant shareholder, due on demand, bearing interest at 8% per annum, unsecured and convertible at $0.01 per share, with a price protection provision to a lower conversion price. Accrued interest at December 31, 2020 was $60,953.

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

NOTE 11 - INCOME TAXES

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and applicable state income tax rates to pretax income from continuing operations for the years ended December 31, 2021, and 2020, due to the following:

	2021	2020

Book Income (Loss)	$(215,816)	$(522,340)
Depreciation	2,435	3,066
Shares issued for services	52,000	165,100
Meals and entertainment	-	-
Amortization of debt discount	-	-
(Gain) Loss on derivative	-	-

Change in valuation allowance	161,381	354,174
	$-	-

Net deferred tax liabilities consist of the following components as of December 31, 2021, and 2020:

	2021	2020

Deferred tax assets:
NOL Carryover	$2,082,668	$1,921,462
Deferred tax liabilities
Depreciation	(9,635)	(11,794)

Valuation allowance	(2,073,033)	(1,909,668)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. If a change in ownership occurs, then net operating loss carryforwards may be limited as to use in future years. At December 31, 2021, the Company had net operating loss carryforward of approximately $14,346,579 that may be offset against future taxable income from the year 2022 through 2036. The availability of some of the net operating loss will extend into 2037 if not previously utilized. During 2021, the Company evaluated its deferred tax assets and concluded that none of the asset is currently realizable and that a full valuation allowance should be recorded.

Included in the balance at December 31, 2021, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE 12 - SUBSEQUENT EVENTS

The Company received notice that two members of its Board of Directors were resigning effective December 31, 2021. At the time the Board of Directors accepted their resignations it also proposed that Dr. Craig Morrison relinquish his seat on the board and be named to chair the Advisory Committee, to which proposal Dr. Morrison agreed.