Form 10-K/A
period 2021-12-31
Nu-Med Plus, Inc.
filed 2022-04-11
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31 , 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-54808

NU-MED PLUS, INC.

(Exact name of registrant as specified in charter)

Utah	45-3672530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

455 East 500 South, Suite 203 , Salt Lake City , UT	84111
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (801) 746-3570

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

Documents incorporated by reference: None

Explanatory Note

This amended 10-K is filed to correct an error on the original 10-K which was filed on March 31, 2022. In that filing the box on the cover page asking if the Registrant is a shell company was incorrectly marked “Yes”, but correctly tagged "No" in the iXBRL. This filing corrects that error. The remainder of the report in its entirety remains as originally filed.

ABLE OF CONTENTS

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

NU-MED PLUS, INC.

April 8, 2022	By:	/s/ Jeffrey L. Robins
Jeffrey L. Robins, CEO, Principal Executive

April 8, 2022	By:	/s/ Keith L. Merrell
Keith L. Merrell, CFO/Principal Accounting
Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/s/ Jeffrey L. Robins	Director, CEO	April 8, 2022
Jeffrey L. Robins

/s/ Dr. Brett Earl	Director	April 8, 2022
Dr. Brett Earl

/s/ Keith L. Merrell	Director, CFO	April 8, 2022
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