Form 10-Q
period 2022-03-31
Nu-Med Plus, Inc.
filed 2022-05-16
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-54808

NU-MED PLUS, INC.

(Exact name of registrant as specified in its charter)

Utah	45-3672530
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

455 East 500 South, Suite 203, Salt Lake City, Utah    84111

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

Not applicable.

Applicable Only to Corporate Issuers:

Class

Outstanding as of May 16, 2022

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date4

79,348,469 shares of $0.001 par value common stock on May 16, 2022

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2022

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the Form 10-K for the period ended December 31, 2021, accompanying notes, and with the historical financial information of the Company.  The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

NU-MED PLUS, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2022 (unaudited)	2021
ASSETS
Current assets
Cash	$ 2,537	$ 11,675
Operating lease right-of-use assets	5,138	8,222
Total current assets	7,675	19,897
Long-term Assets
Property and equipment, net	251	2,266
Total assets	$ 7,926	$ 22,163

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 46,244	$ 27,744
Accounts payable – related party	32,000	26,000
Accrued expense	113,555	92,555
Operating lease liability	5,138	8,222
Total current liabilities	196,937	154,521
Long-term liabilities	-	-
Total liabilities	196,937	154,521
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 79,348,469 and 79,348,469 shares issued and outstanding, as of March 31, 2022 and December 31, 2021, respectively.	79,349	79,349
Additional paid-in capital	9,357,587	9,357,587
Accumulated deficit	(9,625,947)	(9,569,294)
Total stockholders' deficit	(189,011)	(132,358)
Total liabilities and stockholders' deficit	$ 7,926	$ 22,163

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Revenue	$ -	$ -

Operating expenses
General and administrative expense	2,961	7,834
Payroll expense	12,000	69,486
Rent expense	3,177	6,264
Professional and consulting fees	39,500	270,515
Depreciation expense	2,015	2,649
Total operating expenses	59,653	356,748

Operating Loss	(59,653)	(356,748)

Other income/expense
Gain on sale of equipment	3,000	-
Total other income (expense)	3,000	-

Income tax expense	-	-

Net loss	$ (56,653)	$ (356,748)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average common shares outstanding - basic and diluted	79,348,469	79,276,469

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2022	-	$ -	79,348,469	$79,349	$9,357,587	$(9,569,294)	$(132,358)
Net loss for the three months ended March 31, 2022	-	-	-	-	-	(56,653)	(56,653)
Balance, March 31, 2022	-	$ -	79,348,469	$79,349	$9,357,587	$(9,625,947)	$(189,011)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock Subscription Payable	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance, January 1, 2021	-	$ -	51,028,469	$51,029	$8,431,593	724,314	$(8,739,233)	$467,703
Common stock issued for cash	-	-	120,000	120	29,880	-	-	30,000
Stock-based compensation	-	-	-	-	50,000	-	-	50,000
Common stock issued under subscription agreements	-	-	28,200,000	28,200	696,114	(724,314)	-	-
Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	(356,748)	(356,748)
Balance, March 31, 2021	-	$ -	79,348,469	$79,349	$9,207,587	$ -	$(9,095,981)	$190,955

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc. Condensed Statements of Cash Flows (Unaudited)
	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(56,653)	$ (356,748)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,015	2,649
Gain on sale of equipment	(3,000)	-
Amortization of prepaid consulting	-	-
Amortization of right of use asset	3,084	2,993
Stock issued for services performed	-	50,000
Changes in operating assets and liabilities:
Prepaid expenses	-	217,239
Operating lease liability	(3,084)	(2,993)
Accounts payable	18,500	(13,403)
Accounts payable-related party	6,000	6,000
Accrued expense	21,000	15,022
Net cash used in operating activities	(12,138)	(79,241)
Cash flows from investing activities:
Proceeds from sale of equipment	3,000	-
Net cash provided by investing activities	3,000	-
Cash flows from financing activities
Proceeds from issuance of common stock	-	30,000
Net cash provided by financing activities	-	30,000
Net change in cash	(9,138)	(49,241)
Cash at beginning of period	11,675	188,506
Cash at end of period	$ 2,537	$ 139,265
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income tax	$ -	$ -
Non-Cash Investing and Financing Activities
Common stock issued for subscription payable	$ -	$ 724,314

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

March 31, 2022

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The recent COVID 19 Pandemic (“the Pandemic”) has had a dramatic effect on our business as well as the business of our contract developers.  The wide-ranging effect on the world-wide business market has led to a closure or partial closure of firms we are relying on in our product development. As a result their work on our project has been slowed. While we cannot predict when the influence of the Pandemic will end, we trust businesses will be able to open and expand activities to their former levels and increase following a return to normal operations.

a. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Nu-Med Plus, Inc. (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual consolidated financial statements of Nu-Med Plus, Inc. for the year ended December 31, 2021 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2022. In particular, the Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

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

e. Property and Equipment

Property and equipment is stated at cost.  Expenditure for minor repairs, maintenance, and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred. Expenditures, exceeding $500, for new assets or that increase the useful life of existing assets are capitalized.  Depreciation is computed using the straight-line method.  The lives over which the property and equipment are depreciated are five to seven years.

f. Fair Value Measurements

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

g. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement.  The company included -0- and -0- shares subscribed but unissued in its calculation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021, respectively.

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of March 31, 2022 and 2021 there were -0- and -0-, respectively, potential dilutive shares that needed to be considered as common share equivalents.  As of March 31, 2022 and 2021 there were no dilutive shares and the basic and diluted calculation is the same.  Had there been dilutive shares they would have been excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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

NOTE 2 - GOING CONCERN

The Company acknowledges that the funds on hand as of March 31, 2022, will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through April 30, 2022. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021

Computer and office equipment	$ 83,893	$ 90,368
Accumulated depreciation	(83,642)	(88,102)
Total Property and Equipment	$ 251	$ 2,266

Depreciation expense for the three months ended March 31, 2022 and 2021 was $2,015 and $2,649, respectively.

The Company relocated its laboratory facilities to another location.  At the time of the move it sold the laboratory hood to the lease moving into that space for the amount of $3,000.  The hood was fully depreciated and the Company has recorded the gain on sale of $3,000 in this financial presentation.

NOTE 4 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share.  No preferred shares are issued or outstanding at March 31, 2022.

NOTE 5 - COMMON STOCK

There are 90,000,000 shares of common stock with a par value of $0.001 authorized.  At March 31, 2022 and March 31, 2021, there were 79,348,469 and 79,348,469 shares of common stock issued and outstanding, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

Amortization of $3,084 was recorded as rent expense in the three month period ended March 31, 2022, leaving an operating right-of-use asset at March 31, 2022 of $5,138 and an operating lease liability of $5,138.  Obligations under this lease are as follows:

	2022	2023	2024
Office lease	$ 5,138	$ -	$ -

As of March 31, 2022, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental Disclosures	Three Months Ended March 31, 2022
Weighted average remaining lease term	.42 years
Weighted average discount rate	8.00%

Upon the adoption of ASC 842, the calculation of our lease obligation using a discount rate of 8% resulted in an immaterial difference and therefore, no interest will be imputed on the lease obligation.

NOTE 7 – CONSULTING AGREEMENTS

In June 2020, the Company entered into consulting agreements with Roger Gill and Peter Kristensen.  Both of the agreements begin June 22, 2020 and run for a period of twelve months, terminating June 30, 2021.  Under the terms of the agreements Mr. Gill received 500,000 shares of restricted common stock and Mr. Kristensen received 100,000 shares of restricted stock for their services.  The fair-value of the stock was $565,500 and was recorded as a prepaid. The prepaid amount was amortized over the period of the agreement and, at March 31, 2022, there is no remaining balance.

On March 15, 2020 the Company entered into a service agreement with Hanover International, Inc. to provide advisory services to the Company.  The contract is a one year contract, but may be cancelled with thirty days notice any time after the 91st day of the agreement.  Hanover receives a fee of $3,500 per month, from which fee it pays all of its expenses.  In addition, Hanover received 750,000 shares of restricted common stock, earned in quarterly tranches of 187,500 shares, deemed earned and issuable after services are provided for each quarter. As of March 31, 2022 all of the shares to which the Company is obligated under this agreement have been issued and the total value of $375,000 has been fully amortized.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2022, we had assets of $7,926 with current assets of $7,675 and liabilities of $196,937. Our current assets consisted primarily of cash in the amount of $2,537 and operating lease right-of-use assets of $5,138.  Our working capital at March 31, 2022 was $(189,262).  We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses.  Without additional capital, we will not be able to stay in business and move our business plan forward.  We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts.  Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders.  We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization.  Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to the completion of the testing phase.  Any refinement or modification of the product after the prototype is developed would also require additional capital.  At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022

For the three months ended March 31, 2022 and March 31, 2021, we had no revenues and operating expenses of $59,653 and $356,748, respectively.  The decrease in operating expenses results primarily from a decrease in consulting fees of $246,465 and stock-based compensation of $50,000.  For the three months ended March 31, 2022 we recognized a $3,000 gain on the sale of equipment.  For the three months ended March 31, 2021, we had no other income or expense.  We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.  We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

Based on that evaluation, as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2022, we have not purchased any equity securities nor have any officers or directors of the Company.

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

May 16, 2022

By:  /s/ Jeffrey L. Robins

Jeffrey L. Robins, CEO, Principal Executive Officer

May 16, 2022

By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting Officer