Form 10-Q
period 2022-06-30
Nu-Med Plus, Inc.
filed 2022-08-15
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-54808

NU-MED PLUS, INC.

(Exact name of registrant as specified in its charter)

Utah	45-3672530
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

455 East 500 South, Suite 203

Salt Lake City, Utah 84111

(Address of principal executive offices)

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

Large accelerated filer [ ] Non-accelerated filer [X] Emerging growth company [ ]	Accelerated filer [ ] Smaller reporting company [X]

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

Not applicable.

Applicable Only to Corporate Issuers:

Class Outstanding as of August 15, 2022

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date4

79,348,469 shares of $0.001 par value common stock on August 15, 2022

PART II	OTHER INFORMATION	17

ITEM 1	LEGAL PROCEEDINGS	17
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	17
ITEM 4	MINE SAFETY DISCLOSURE	17
ITEM 5	OTHER INFORMATION	17
ITEM 6	EXHIBITS	17

SIGNATURES		18

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2022

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the Form 10-K for the period ended December 31, 2021, accompanying notes, and with the historical financial information of the Company. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

NU-MED PLUS, INC.

Condensed Balance Sheets

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$ -	$ 11,675
Prepaid expenses	6,350	-
Total current assets	6,350	11,675
Long-term Assets
Operating lease right-of-use assets	2,056	8,222
Property and equipment, net	34	2,266
Total assets	$ 8,440	$ 22,163

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 59,549	$ 27,744
Accounts payable – related party	59,361	26,000
Accrued expense	134,555	92,555
Operating lease liability	2,056	8,222
Total current liabilities	255,521	154,521
Long-term liabilities	-	-
Total liabilities	255,521	154,521
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 79,348,469 and 79,348,469 shares issued and outstanding, as of June 30, 2022 and December 31, 2021, respectively.	79,349	79,349
Additional paid-in capital	9,357,587	9,357,587
Accumulated deficit	(9,684,017)	(9,569,294)
Total stockholders' deficit	(247,081)	(132,358)
Total liabilities and stockholders' deficit	$ 8,440	$ 22,163

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative expense	11,238	5,936	14,199	13,770
Payroll expense	12,000	67,486	24,000	136,972
Rent expense	4,235	6,265	7,412	12,529
Professional and consulting fees	30,380	170,886	69,880	441,401
Depreciation expense	217	1,417	2,232	4,066
Total operating expenses	58,070	251,990	117,723	608,738

Operating Loss	(58,070)	(251,990)	(117,723)	(608,738)

Other income (expense)
Gain on sale of assets	-	-	3,000	-
Gain on forgiveness of debt	-	9,384	-	9,384
Total other income (expense)	-	9,384	3,000	9,384

Net loss before income tax	(58,070)	(242,606)	(114,723)	(599,354)

Income tax expense	-	-	-	-

Net loss	$(58,070)	$(242,606)	$(114,723)	$(599,354)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	79,348,469	79,348,469	79,348,469	79,312,668

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance, January 1, 2022	-	$ -	79,348,469	$ 79,349	$ 9,357,587	$ (9,569,294)	$ (132,358)
Net loss for the three months ended March 31, 2022	-	-	-	-	-	(56,653)	(56,653)
Balance, March 31, 2022	-	$ -	79,348,469	$79,349	$9,357,587	$(9,625,947)	$ (189,011)
Net loss for the three months ended June 30, 2022	-	-	-	-	-	(58,070)	(58,070)
Balance - June 30, 2022	-	$ -	79,348,469	$79,349	$9,357,587	$(9,684,017)	$ (247,081)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock Subscription Payable	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	-	-	51,028,469	$51,029	$8,431,593	724,314	$ (8,739,233)	$467,703
Common stock issued for cash	-	-	120,000	120	29,880	-	-	30,000
Stock-based compensation	-	-	-	-	50,000	-	-	50,000
Common stock issued under subscription agreements	-	-	28,200,000	28,200	696,114	(724,314)	-	-
Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	(356,748)	(356,748)
Balance, March 31, 2021	-	$ -	79,348,469	$79,349	$9,207,587	$ -	$ (9,095,981)	$190,955
Stock-based compensation	-	-	-	-	50,000	-	-	50,000
Net loss for the three months ended June 30, 2021	-	-	-	-	-	-	(242,606)	(242,606)
Balance – June 30, 2021	-	$ -	79,348,469	$79,349	$9,257,587	$ -	$ (9,338,587)	$ (1,651)

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2022	Six months ended June 30, 2021
Cash flows from operating activities:
Net loss	$(114,723)	$ (599,354)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,232	4,065
Gain on sale of equipment	(3,000)	-
Gain on forgiveness of debt	-	(9,384)
Amortization of right of use asset	6,166	5,986
Stock issued for services performed	-	100,000
Changes in operating assets and liabilities:
Prepaid expenses	(6,350)	342,279
Operating lease liability	(6,166)	(5,986)
Accounts payable	31,805	(19,304)
Accounts payable-related party	33,361	6,000
Accrued expense	42,000	30,023
Net cash used in operating activities	(14,675)	(145,675)
Cash flows from investing activities:
Proceeds from sale of equipment	3,000	-
Net cash provided by investing activities	3,000	-
Cash flows from financing activities
Proceeds from issuance of common stock	-	30,000
Net cash provided by financing activities	-	30,000
Net change in cash	(11,675)	(115,675)
Cash at beginning of period	11,675	188,506
Cash at end of period	$ -	$ 72,831
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income tax	$ -	$ -
Non-Cash Investing and Financing Activities
Common stock issued for subscription payable	$ -	$ 724,314
Supplemental schedule of non-cash investing and financing
Common stock issued for subscription payable	$ -	$ 100,000

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

June 30, 2022

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

g. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement. The company included -0- and -0- shares subscribed but unissued in its calculation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021, respectively.

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of June 30, 2022 and 2021 there were -0- and -0-, respectively, potential dilutive shares that needed to be considered as common share equivalents. As of June 30, 2022 and 2021 there were no dilutive shares and the basic and diluted calculation is the same. Had there been dilutive shares they would have been excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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

NOTE 2 - GOING CONCERN

The Company acknowledges that the funds on hand as of June 30, 2022, will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through August 31, 2022. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021

Computer and office equipment	$ 83,893	$ 90,368
Accumulated depreciation	(83,859)	(88,102)
Total Property and Equipment	$ 34	$ 2,266

Depreciation expense for the six months ended June 30, 2022 and 2021 was $2,232 and $4,066, respectively.

The Company relocated its laboratory facilities to another location. At the time of the move it sold the laboratory hood to the lease moving into that space for the amount of $3,000. The hood was fully depreciated and the Company has recorded the gain on sale of $3,000 in this financial presentation.

NOTE 4 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at June 30, 2022.

NOTE 5 - COMMON STOCK

There are 90,000,000 shares of common stock with a par value of $0.001 authorized. At June 30, 2022 and December 31, 2021, there were 79,348,469 and 79,348,469 shares of common stock issued and outstanding, respectively.

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

Amortization of $6,166 was recorded as rent expense in the six month period ended June 30, 2022, leaving an operating right-of-use asset at June 30, 2022 of $2,056 and an operating lease liability of $2,056. Obligations under this lease are as follows:
	2022	2023	2024
Office lease	$ 2,056	$ -	$ -

As of June 30, 2022, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental Disclosures	Six Months Ended June 30, 2022
Weighted average remaining lease term	.17 years
Weighted average discount rate	8.00%

Upon the adoption of ASC 842, the calculation of our lease obligation using a discount rate of 8% resulted in an immaterial difference and therefore, no interest will be imputed on the lease obligation.

NOTE 7 – CONSULTING AGREEMENTS

In June 2020, the Company entered into consulting agreements with Roger Gill and Peter Kristensen. Both of the agreements begin June 22, 2020 and run for a period of twelve months, terminating June 30, 2021. Under the terms of the agreements Mr. Gill received 500,000 shares of restricted common stock and Mr. Kristensen received 100,000 shares of restricted stock for their services. The fair-value of the stock was $565,500 and was recorded as a prepaid. The prepaid amount was amortized over the period of the agreement and, at June 30, 2022, there is no remaining balance.

On March 15, 2020 the Company entered into a service agreement with Hanover International, Inc. to provide advisory services to the Company.  The contract is a one year contract, but may be cancelled with thirty days notice any time after the 91st day of the agreement.  Hanover receives a fee of $3,500 per month, from which fee it pays all of its expenses.  In addition, Hanover received 750,000 shares of restricted common stock, earned in quarterly tranches of 187,500 shares, deemed earned and issuable after services are provided for each quarter. As of June 30, 2022 all of the shares to which the Company is obligated under this agreement have been issued and the total value of $375,000 has been fully amortized.

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

Our policy for our allowance for doubtful accounts will be maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

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

Obtaining FDA approval for a medical device is a long and expensive process. It has been difficult to obtain the funds required to move this project to completion. Management has concluded that the best pathway forward is to find a partner who either has or is able to obtain the necessary financing to bring this project to completion. The form of such a transaction could range from a merger with another company, a joint venture, the sale of our technology or a licensing agreement. Management, along with its consultants, is actively pursuing such an option. As of this date no viable candidate has been identified, nor has any agreement been entered into. If the Company is unable to successfully achieve any of the before referenced initiatives it may be required to cease operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2022, we had assets of $8,440 with current assets of $8,406 and liabilities of $255,521. Our current assets consisted primarily of prepaid expenses in the amount of $6,350. Our working capital at June 30, 2022 was $(249,171). We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward. We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts. Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders. We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization. Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to the completion of the testing phase. Any refinement or modification of the product after the prototype is developed would also require additional capital. At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

Three Month Periods Ended June 30, 2022and 2021

For the three months ended June 30, 2022 and 2021, we had no revenues and operating expenses of $58,070 and $251,990, respectively. The decrease in operating expenses results primarily from a decrease in consulting fees of $140,506 and stock-based compensation of $50,000. For the three months ended June 30, 2022 we recognized no other income or expense. For the three months ended June 30, 2021, we had a gain on forgiveness of debt of $9,384. We had a net loss of $58,070 in 2022, compared to a net loss of $242,606 in 2021. We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

Six Month Periods Ended June 30, 2022 and 2021

For the six months ended June 30, 2022 and 2021, we had no revenues and operating expenses of $117,723 and $608,738, respectively. The decrease in operating expenses results primarily from a decrease in consulting fees of $371,521 and stock-based compensation of $100,000. For the six months ended June 30, 2022 we recognized a $3,000 gain on the sale of equipment. For the three months ended June 30, 2021, we had a $9,384 gain on forgiveness of debt. The net loss for 2022 was $114,723, which compares to the net loss of $599,354 in 2021. We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital. We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

Based on that evaluation, as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2022, we have not purchased any equity securities nor have any officers or directors of the Company.

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

NU-MED PLUS, INC.,

(Registrant)

August 15, 2022	By: /s/ Jeffrey L. Robins
Jeffrey L. Robins, CEO, Principal Executive Officer

August 15, 2022	By: /s/ Keith L. Merrell
Keith L. Merrell, CFO/Principal Accounting Officer