Form 10-Q
period 2022-09-30
Nu-Med Plus, Inc.
filed 2022-11-21
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Not applicable.

Applicable Only to Corporate Issuers:

Class	Outstanding as of November 21, 2022

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

81,348,469 shares of $0.001 par value common stock on November 21, 2022

PART II	OTHER INFORMATION	18

ITEM 1	LEGAL PROCEEDINGS	18
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4	MINE SAFETY DISCLOSURE	18
ITEM 5	OTHER INFORMATION	18
ITEM 6	EXHIBITS	19

SIGNATURES		19

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2022

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the Form 10-K for the period ended December 31, 2021, accompanying notes, and with the historical financial information of the Company. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

NU-MED PLUS, INC.

Condensed Balance Sheets

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$ 628	$ 11,675
Prepaid expenses	2,540	-
Total current assets	3,168	11,675
Long-term assets
Operating lease right-of-use assets	-	8,222
Property and equipment, net	-	2,266
Total assets	$ 3,168	$ 22,163

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 59,366	$ 27,744
Accounts payable – related party	69,378	26,000
Accrued expenses	144,555	92,555
Operating lease liability	-	8,222
Total current liabilities	273,299	154,521
Long-term liabilities	-	-
Total liabilities	273,299	154,521
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding, respectively.	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 81,348,469 and 79,348,469 shares issued and outstanding, as of September 30, 2022 and December 31, 2021, respectively.	81,349	79,349
Additional paid-in capital	9,390,587	9,357,587
Accumulated deficit	(9,742,067)	(9,569,294)
Total stockholders' deficit	(270,131)	(132,358)
Total liabilities and stockholders' deficit	$ 3,168	$ 22,163

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative expense	5,702	6,947	19,900	20,717
Payroll expense	35,000	65,486	59,000	202,458
Rent expense	1,559	6,285	8,971	18,814
Professional and consulting fees	15,755	36,999	85,635	478,400
Depreciation expense	34	2,649	2,267	6,715
Total operating expenses	58,050	118,366	175,773	727,104

Operating Loss	(58,050)	(118,366)	(175,773)	(727,104)

Other income (expense)
Gain on sale of assets	-	-	3,000	-
Gain on forgiveness of debt	-	-	-	9,384
Total other income (expense)	-	-	3,000	9,384

Net loss before income tax	(58,050)	(118,366)	(172,773)	(717,720)

Income tax expense	-	-	-	-

Net loss	$(58,050)	$(118,366)	$(172,773)	$(717,720)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	79,739,773	79,348,469	79,480,337	79,324,733

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance, January 1, 2022	-	$ -	79,348,469	$ 79,349	$ 9,357,587	$ (9,569,294)	$ (132,358)
Net loss for the three months ended March 31, 2022	-	-	-	-	-	(56,653)	(56,653)
Balance, March 31, 2022	-	$ -	79,348,469	$79,349	$9,357,587	$(9,625,947)	$ (189,011)
Net loss for the three months ended June 30, 2022	-	-	-	-	-	(58,070)	(58,070)
Balance - June 30, 2022	-	$ -	79,348,469	$79,349	$9,357,587	$(9,684,017)	$(247,081)
Common stock issued for stock-based compensation	-	-	2,000,000	2,000	33,000	-	35,000
Net loss for the three months ended September 30, 2022	-	-	-	-	-	(58,050)	(58,050)
Balance - September 30, 2022	-	$ -	81,348,469	$81,349	$9,390,587	$(9,742,067)	$ (270,131)

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock Subscription Payable	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance, January 1, 2021	-	-	51,028,469	$51,029	$8,431,593	724,314	$ (8,739,233)	$467,703
Common stock issued for cash	-	-	120,000	120	29,880	-	-	30,000
Stock-based compensation	-	-	-	-	50,000	-	-	50,000
Common stock issued under subscription agreements	-	-	28,200,000	28,200	696,114	(724,314)	-	-
Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	(356,748)	(356,748)
Balance, March 31, 2021	-	$ -	79,348,469	$79,349	$9,207,587	$ -	$ (9,095,981)	$190,955
Stock-based compensation	-	-	-	-	50,000	-	-	50,000
Net loss for the three months ended June 30, 2021	-	-	-	-	-	-	(242,606)	(242,606)
Balance – June 30, 2021	-	$ -	79,348,469	$79,349	$9,257,587	$ -	$ (9,338,587)	$ (1,651)
Stock-based compensation	-	-	-	-	50,000	-	-	50,000
Net loss for the three months ended September 30, 2021	-	-	-	-	-	-	(118,366)	(118,366)
Balance - September 30, 2021	-	$ -	79,348,469	$79,349	$9,307,587	$ -	$ (9,456,953)	$(70,017)

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc. Condensed Statements of Cash Flows (Unaudited)
	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Cash flows from operating activities:
Net loss	$(172,773)	$ (717,720)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,266	6,715
Gain on sale of equipment	(3,000)	-
Gain on forgiveness of debt	-	(9,384)
Amortization of right of use asset	8,222	7,981
Stock-based compensation	35,000	150,000
Changes in operating assets and liabilities:
Prepaid expenses	(2,540)	346,184
Operating lease liability	(8,222)	(7,981)
Accounts payable	31,622	(7,504)
Accounts payable-related party	43,378	-
Accrued expense	52,000	45,043
Net cash used in operating activities	(14,047)	(186,666)
Cash flows from investing activities:
Proceeds from sale of equipment	3,000	-
Net cash provided by investing activities	3,000	-
Cash flows from financing activities
Proceeds from issuance of common stock	-	30,000
Net cash provided by financing activities	-	30,000
Net change in cash	(11,047)	(156,666)
Cash at beginning of period	11,675	188,506
Cash at end of period	$ 628	$ 31,840
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income tax	$ -	$ -
Non-Cash Investing and Financing Activities
Common stock issued for subscription payable	$ -	$ 724,314

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

September 30, 2022

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

g. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement. The company included -0- and -0- shares subscribed but unissued in its calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021, respectively.

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of September 30, 2022 and 2021 there were -0- and -0-, respectively, potential dilutive shares that needed to be considered as common share equivalents. As of September 30, 2022 and 2021 there were no dilutive shares and the basic and diluted calculation is the same. Had there been dilutive shares they would have been excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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

NOTE 2 - GOING CONCERN

The Company acknowledges that the funds on hand as of September 30, 2022, will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through August 31, 2022. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021

Computer and office equipment	$ 83,893	$ 90,368
Accumulated depreciation	(83,893)	(88,102)
Total Property and Equipment	$ -	$ 2,266

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $2,266 and $6,715, respectively.

The Company relocated its laboratory facilities to another location. At the time of the move it sold the laboratory hood to the leasee moving into that space for the amount of $3,000. The hood was fully depreciated and the Company has recorded the gain on sale of $3,000 in this financial presentation.

NOTE 4 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at September 30, 2022.

NOTE 5 - COMMON STOCK

There are 90,000,000 shares of common stock with a par value of $0.001 authorized. At September 30, 2022 and December 31, 2021, there were 81,348,469 and 79,348,469 shares of common stock issued and outstanding, respectively.

In September 2022, the Company issued 2,000,000 shares of restricted common stock to Mr. William Hayde as inducement for him to accept the position of President, Chief Executive Officer, Director and Chairman of the Board. Mr. Hayde has strong relationships with the investment banker community in New York and has closed a number of transactions.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has obligations under both a financing lease and operating lease, as detailed below.

Operating Lease Obligations

The Company entered into a lease for office space in February 2017 for $950 per month. In November 2017 the Company signed a six-month extension of the lease with a lease payment of $978 per month. In March 2018 the Company extended the lease agreement through August 31, 2019 at a rate of $1,008 per month. In July 2019 the Company extended the lease agreement through August 31, 2020 at a rate of $1,038 per month. In July 2021 the Company extended the lease agreement through August 31, 2022 at a rate of $1,058 per month. The lease obligations were met at the August 31, 2022 termination of the lease.

Amortization of $8,222 was recorded as rent expense in the nine month period ended September 30, 2022, leaving an operating right-of-use asset at September 30, 2022 of $-0- and an operating lease liability of $-0-. Obligations under this lease are as follows:
	2022	2023	2024
Office lease	$ -	$ -	$ -

Upon the adoption of ASC 842, the calculation of our lease obligation using a discount rate of 8% resulted in an immaterial difference and therefore, no interest will be imputed on the lease obligation.

NOTE 7 – CONSULTING AGREEMENTS

In June 2020, the Company entered into consulting agreements with Roger Gill and Peter Kristensen. Both of the agreements begin June 22, 2020 and run for a period of twelve months, terminating June 30, 2021. Under the terms of the agreements Mr. Gill received 500,000 shares of restricted common stock and Mr. Kristensen received 100,000 shares of restricted stock for their services. The fair-value of the stock was $565,500 and was recorded as a prepaid. The prepaid amount was amortized over the period of the agreement and, at September 30, 2022, there is no remaining balance.

On March 15, 2020 the Company entered into a service agreement with Hanover International, Inc. to provide advisory services to the Company.  The contract is a one year contract, but may be cancelled with thirty days notice any time after the 91st day of the agreement.  Hanover receives a fee of $3,500 per month, from which fee it pays all of its expenses.  In addition, Hanover received 750,000 shares of restricted common stock, earned in quarterly tranches of 187,500 shares, deemed earned and issuable after services are provided for each quarter. As of September 30, 2022 all of the shares to which the Company is obligated under this agreement have been issued and the total value of $375,000 has been fully amortized.

Effective September 1, 2022 the Company entered into a new service agreement which replaces the agreement earlier mentioned. The agreement is for a term of three years and may be terminated upon giving thirty days notice after the initial year. The Agreement provides a rate of $120,000 per for the initial year, $135,000 for the second year and $150,000 for the final year, which fees shall be accrued until the Company receives adequate funding with which to pay such fees.

On September 15, 2020 the Company entered into a service agreement with Waterside Capital Advisors, Inc. as a capital markets strategy officer with the objective of raising capital or initiating a business combination or joint venture with another entity. On September 12, 2022 the Board of Directors approved the issuance of the 2,000,000 additional shares of restricted common stock to Mr. Hayde after he agreed to serve as the Chief Executive Officer, President and Chairman of the Board.

NOTE 8 - SUBSEQUENT EVENTS

On October 18, 2022 the Board of Directors appointed Mr. Jeff Robins to serve as a director. The Company has filed a Form 8-K with the Securities Exchange Commission reporting this addition to the Board of Directors.

On November 11, 2022 the Board of Directors authorized Mr. Hayde to issue a convertible note in the amount of $100,000 to Your Space, Inc. The note bears interest at the rate of 5% per annum and has a term date of December 31, 2023.

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

Obtaining FDA approval for a medical device is a long and expensive process. It has been difficult to obtain the funds required to move this project to completion. Management has concluded that the best pathway forward is to find a partner who either has or is able to provide the necessary financing to bring this project to completion. The form of such a transaction could range from a merger with another company, a joint venture, the sale of our technology or a licensing agreement. Management, along with its consultants, is actively pursuing such an option. As of this date no viable candidate has been identified, nor has any agreement been entered into. If the Company is unable to successfully achieve any of the before referenced initiatives it may be required to cease operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2022, we had assets of $3,168 with current assets of $3,168 and liabilities of $273,299. Our current assets consisted primarily of $628 in cash and prepaid expenses in the amount of $2,540. Our working capital at September 30, 2022 was $(270,131). We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward. We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts. Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders. We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization. Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to the completion of the testing phase. Any refinement or modification of the product after the prototype is developed would also require additional capital. At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

Three Month Periods Ended September 30, 2022 and 2021

For the three months ended September 30, 2022 and 2021, we had no revenues and operating expenses of $58,050 and $118,366, respectively. The decrease in operating expenses results primarily from a decrease in payroll expense of $15,468 and stock-based compensation of $15,000. For the three month periods ended September 30, 2022 and 2021 we recognized no other income or expense. We had a net loss of $58,050 in 2022, compared to a net loss of $118,366 in 2021. We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

Nine Month Periods Ended September 30, 2022 and 2021

For the nine months ended September 30, 2022 and 2021, we had no revenues and operating expenses of $175,773 and $727,104, respectively. The decrease in operating expenses results primarily from a decrease in consulting fees of $392,765 and stock-based compensation of $115,000. For the nine months ended September 30, 2022 we recognized a $3,000 gain on the sale of equipment. For the nine months ended September 30, 2021, we had a $9,384 gain on forgiveness of debt. The net loss for 2022 was $172,773, which compares to the net loss of $717,720 in 2021. We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital. We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

Based on that evaluation, as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2022, we have not purchased any equity securities nor have any officers or directors of the Company.

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

NU-MED PLUS, INC.,

(Registrant)

November 21, 2022                                                               By: /s/ William Hayde _____

William Hayde, CEO/Principal Executive Officer

November 21, 2022                                                               By:  /s/ Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting Officer