Form 10-K
period 2022-12-31
Nu-Med Plus, Inc.
filed 2023-03-29
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-54808

NU-MED PLUS, INC.

(Exact name of registrant as specified in charter)

Utah	45-3672530
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer I.D. No.)

640 Belle Terre Rd Building 2 E Port Jefferson NY	11777
(Address of principal executive offices	(Zip Code)

Issuer's telephone number, including area code: (631) 403-4337

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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
Emerging Growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: At June 30, 2022, the Company’s last sale price of its stock was $0.0169 resulting in an aggregate market value of our common stock held by non-affiliates of $776,001.

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 29, 2023

Common Stock	81,348,469

Documents incorporated by reference: None

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	30
Signatures		32

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

Business

NU-MED was organized as a medical device company principally engaged in the design, innovation, development, enhancement and commercialization of beginning, early, and selective later-stage quality medical devices. The mission of NU-MED is to design, develop, and market technologies utilizing nitric oxide in the medical device field. Our technologies are focused on market niches in high growth trend areas. Our products are developed to target a current need in medical procedures by improving upon an existing technology or device or by designing a device to serve a currently unfilled need that is clearly defined and acknowledged by medical professionals. Our focus to date has been on the creation of a nitric oxide generating formulation, a hospital bedside nitric oxide delivery system, a clinical unit for use in medical clinics and rehabilitation centers and a mobile rechargeable device to deliver nitric oxide gas to offer solutions to hospitals, health systems and the medical community throughout the world.

Products

Development of our products has been suspended until such time as a capital infusion is received which will enable the funding of further development. The following is a description of the medical application for the products that have been under development and the status of each of those products:

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

Current Product Development Status

Following is a discussion of the development state of each of the products. However, no further development work is planned until such time as adequate funding is in place to assure the products can be finalized, tested and made ready for submission of approval to the FDA.

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

Portable Delivery System. Nu-Med has also developed a prototype lightweight Portable NO Delivery System that can be worn comfortably by patients outside of the hospital setting for under served chronic therapies, and for applications within the United States and in developing nations. This product has the capability to deliver high purity NO to the patient at prescribed intervals for 24 hours per day at controlled doses by means of a nasal cannula or a face mask. As with our hospital unit, we are in the preliminary testing phase and do not anticipate any commercialization in the near future.

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

Future Product Development. Utilizing our core technology, our newest product to be investigated is a one-time Single Treatment Disposable unit which will give rapid access to short term NO treatment. The entire unit is disposed of after treatment and is unique in the marketplace, with no competitive product available. We also are investigating a Wound Healing System which may reduce the surgical loss of a partial or full foot for diabetics by healing diabetic wounds and sores caused by their disease.

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

Mallinckrodt Inc. acquired the company which, at that time, had the only FDA approved nitric oxide (INOMAX) delivery system for use in medical facilities. The FDA approval is limited to the treatment of persistent pulmonary hypertension in newborns (PPHN). Mallinckrodt Inc. has submitted several other specific medical uses of nitric oxide to the FDA for approval. The INOMAX system consists of a pressurized tank source of nitric oxide gas and a delivery and monitoring system and is intended for non-portable hospital use.

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

We May Be Subject to Product Liability Claims if People or Property Are Harmed by the Products We Sell.

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

We are a small Company with a limited number of employees, which makes it impossible to implement the internal controls that provide investors assurances as to reporting accuracies.

We have stated in Item 9A. Controls and Procedures that because of there are material weaknesses in internal controls due to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, and the limited size of our management team in general.

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

ITEM 2. PROPERTIES

NU-MED’s corporate office is at 640 Belle Terre Rd., Building E 2, Port Jefferson, NY 11777. Our R&D facility is located at 5718 W Dannon Way, Suite B, West Jordan, UT 84081. We paid rent of $1,059 per month for the months of January through August, 2022 and $1,000 per month for September through December, 2022 for our corporate office. We paid $2,050 per month for January through October 2021 for our laboratory space and will pay $100 per month beginning January 2023 for our R&D facility. The executive office arrangement provides us the flexibility to expand our corporate offices as needed, without being committed to long term overhead for office space we currently do not need. Our executive office and laboratory space are each on a month to month basis. Management believes these facilities will serve our purposes for at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINING SAFETY DISCLOSURE

NU-MED has no mining operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the over the counter bulletin board and OTCQB under the symbol NUMD. The first sale of the shares occurred in the third quarter of 2014. The following high and low bid prices for the Company's Common Stock is based on over-the-counter quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Furthermore, the Company’s common stock has traded sporadically and in low volume. Our closing stock price on March 27, 2023 was $0.0176 per share.

At March 27, 2023, the Company had approximately 159 shareholders of record. As of March 29, 2023, the Company had 81,348,469 shares of its Common Stock issued and outstanding.

Transfer Agent

NU-MED’s transfer agent is Issuer Direct Corporation, 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117; their telephone number is 801-272-9294.

Recent Issuances of Unregistered Securities

During 2022 the Company issued 2,000,000 shares of its restricted common stock to Mr. William Hayde for which the Company recorded an expense of $35,000. The valuation was derived from the $0.0175 closing price of the stock on the date the stock was granted.

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

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of December 31, 2022 and 2021 there were -0- and -0-, respectively, potential dilutive shares that needed to be considered as common share equivalents. As of December 31, the dilutive shares were excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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

j. Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning January 1, 2021. The Company has determined not to early adopt ASU 2020-06. The implementation of this accounting treatment is not expected to have a material effect on the Company’s financial statements.

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

Liquidity and Capital Resources

At December 31, 2022, we had total assets of $79,545 with current assets of $79,545 and total liabilities of $142,570. Our current assets consisted of cash in the amount of $73,195. At December 31, 2021, we had assets of $22,163 with current assets of $11,675 and liabilities of $154,521. We currently have sufficient cash to pay ongoing expenses for the six months, after which we will have to rely on loans from shareholders to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward. During the year ended December 31, 2022, we received cash for the issuance of a convertible note in the amount of $100,000. We currently have no commitments beyond this convertible note for the needed capital. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts. Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales and potential loans from investors and shareholders. If we are unable to raise additional capital, we will be forced to suspend operations until such capital can be raised or go out of business. We cannot project the full costs to bring our proposed product to market or the timing of such commercialization. Given that our product is in the medical field, testing is very expensive, and we will need additional capital prior to completing the testing phase. Any refinement or modification of the product after the prototype is developed would also require additional capital. At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the year ended December 31, 2022, we had no revenues, operating expenses of $182,167 and other income of $52,000, resulting in a net loss of $130,167. This compares to a net loss for the year ended December 31, 2021 of $830,061. Operating expenses in 2022 decreased $657,278 over 2021 due primarily from the reduction of consulting by $426,101 and stock-based compensation by $149,000. The reduction in consulting expense in 2022 was primarily as the result consulting agreements that concluded in 2021. The reduction in stock-based compensation resulted from the final amortization during 2021 of stock issued for services. The net loss in 2022 was the result of $182,167 of operating expenses, offset in part by other income of $52,000. We anticipate we will have operating losses for the foreseeable future and for the losses to increase as we hire personnel and move into more development and testing phases of our proposed products. Additionally, we are preparing patent applications which will require additional capital to pay for outside attorneys and consultants. We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its independent registered public accounting firms with respect to accounting practices or procedures or financial disclosure. On February 13, 2023 the Board of Directors approved the appointment of Fruci & Associates II, PLLC as its independent registered accounting firm, replacing Sadler, Gibb and Associates, LLC.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - 2013. Based on this evaluation, our management concluded that, as of December 31, 2022, our internal controls over financial reporting were not effective to provide reasonable assurances based on the above criteria.

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

Name	Age	Title
William Hayde	58	CEO, Director
Keith Merrell	77	Chief Financial Officer, Director
Jeffrey L. Robins	74	Director

●                                 William Hayde: President/CEO. Mr. Hayde has been a Wall Street veteran for over 30 years, concentrating on investment banking and institutional trading, retiring from that portion of the industry after a long, successful career. Mr. Hayde has been the Managing Director of the Interim Opportunity Fund LLC and its advisor, Waterside Capital Advisors, Inc., since March 2018. During 2013, Mr. Hayde was a co-founder and Executive Vice-President of Intercontinental Beverage Capital, Inc. (“IBC”). IBC is a New York based merchant bank focused specifically on the beverage and consumer packed goods industries. Since January 2011 through March 2018 he served as Registered Vice President of Investment Banking Network 1 Financial Securities, Inc. and has held the following securities licenses: 4, 6, 7, 24, 55, 63 and 79. From 2002 through 2009 he was co-owner of Waterville Investment Research, which also operated the hedge fund Waterville Investment Partners LLP. Mr. Hayde maintains seats on the advisory boards of multiple public and private companies in the consumer and medical industries. From January 1997 through May 2010 he was head of investment banking for Brockington Securities and directed the firm’s underwriting activities, private placements, and initiation of trading of newly listed securities. Mr. Hayde received his B.A. degree from Stony Brook University.

●                                 Keith L. Merrell: Chief Financial Offer and Principal Accounting Officer, Secretary and Treasurer. Mr. Merrell serves as our Chief Financial Officer, Secretary and Treasurer. Mr. Merrell draws on over 35 years of accounting experience to manage our accounting functions and interface with our independent public accountants. He spent two years in the field of public accounting and has served as Chief Financial Officer for four other public companies. He currently serves full-time as our Chief Financial Officer and also serves as part-time CFO of another public company. His business career includes extensive experience in management, sales and marketing, consulting, and merger and acquisition work. He graduated from Arizona State University with a B.S degree in Accounting.

●                                 Jeffrey L. Robins: Director. Mr. Robins has 30 years of senior management experience in high technology companies coupled with 15 years of engineering leadership experience. For the past 10 years, Mr. Robins has been a management consultant for his private consulting company Robins Resource Associates. Through his consulting company, Mr. Robins served as COO of Asta Ltd until 2017 Mr. Robins served as VP of Operations at TSCO CO., Inc. until 2006 where he was a member of the Executive Staff with responsibilities for accelerated new product development and operations management. Mr. Robins has extensive global experience, including Operations Senior Director at Fujitsu Microelectronics, where he was responsible for foundry services, product development and two wafer fabrication plants from start up to full production and ultimately having P&L responsibility for a $450 million operation. He was Fabrication Director of Operations at International Rectifier and has held various positions at Intel and AMD. He is a past president of the Oregon Semiconductor Association. Mr. Robins holds a B.S. in Pharmacy from Idaho State University, a B.S. in Political Science from Weber State University and an Engineering Management Certificate from Idaho State University.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2022, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
William Hayde	2022	$ --	--	$35,000	--	--	--	$ 35,000

Jeffrey L. Robins	2022	$ --	--	--	--	--	--	$ --
CEO	2021	$ 42,600	--	--	--	--	--	$ 42,600

Keith L. Merrell	2022	$ --	--	$ --	--	--	--	$ --
CFO	2021	$ 24,000	--	$200,000	--	--	--	$224,000

________________

Mr. Hayde joined the Company as President/CEO in September 2022.

Mr. Robins relinquished his position as President/CEO in September 2022, but continues as a Director.

Mr. Merrell joined to Company in August 2015.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at fiscal year-end 2022 or 2021.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2022 and 2021, there were no stock options or SAR Grants.

Stock Option Exercise

In fiscal 2022 and 2021, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2022 or 2021 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. We did not compensate our directors for service on the Board of Directors during fiscal 2022 or 2021.

No other compensation arrangements exist between NU-MED and our officers and directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

NU-MED has employment contracts with our executive officers. Outside of these agreements, no other compensatory plan or arrangements exist between NU-MED and our executive officers that results or will result from the resignation, retirement or any other termination of such executive officers’ employment with NU-MED, or from a change-in-control of NU-MED.

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

No such interlocks existed or such decisions were made during fiscal years 2022 or 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of March 29, 2023, with respect to the beneficial ownership of the Company’s common stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock. At March 29, 2023, there were 81,348,469 shares of common stock outstanding.

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

	Amount of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Common stock
Principal Shareholders
Jeffrey L. Robins 2152 W. Bryce Drive Kaysville, Utah 84037	5,000,000	6.15%
William Hayde 640 Belle Terre Rd Blvd E 2 Port Jefferson, NY 11777	2,200,000	2.70%
Keith L. Merrell	3,181,250	3.91%
1240 Mueller Park Rd.
Bountiful, UT 84010

WLP Trust 455 East 500 South, Suite 201 Salt Lake City, Utah 84111	25,050,000	30.79%
Officers and Directors
William Hayde	2,200,000	2.70%
Jeffrey L. Robins	5,000,000	6.15%
Keith Merrell	3,181,250	3.91%
Director and executive officer of the
Company (3 individuals)	10,931,250	12.76%

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

Control by Existing Stockholders

Current management owns 12.76% of the issued and outstanding shares of common stock. It is likely they will be able to control NU-MED due to their present control of the Board of Directors and will be in a position to recommend to dissolve, merge or sell the assets of NU-MED, and generally, to direct the affairs of NU-MED.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE.

Transactions with Officers and Directors

On September 12, 2022 the Company entered into employment agreements with Mr. Hayde, its President/CEO and Mr. Merrell, its CFO. The employment agreements provide for no salary until such time as adequate funds are available, at which time the salaries will be determined by the Board of Directors. At the termination of the lease for the Company’s office in Salt Lake City, Mr. Hayde and Mr. Merrell are paid $500 each monthly toward the costs of their respective offices.

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

At this time, we have three directors, none of which qualifies as independent. One of our directors is a founder and major shareholder of NU-MED. Additionally, given the limited size of our board of directors, we have not set up any committees of the board of directors such as compensation, audit or nominating committees. As our operations expand, we hope to be able to add outside directors and set up these committees, but at this time, do not know when we will be able to add additional directors and set up such committees.

Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has selected Fruci & Associates II, PLLC as its independent public accounting firm, effective with the audit of our 2022 financial results. Expected fees to be paid are:

1) Audit Fees - The aggregate fees incurred for professional services rendered by our principal accountant for the audit of our annual financial statements ending December 31, 2022 will be approximately $10,000 to $12,000 and $3,000 for the review of each of our quarterly financial statements during the initial three quarters of 2023.

2) Audit-Related Fees. $0 and $0.

3) Tax Fees. $0 and $0.

4) All Other Fees. $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

(a)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

None.

(a)(3) EXHIBITS. The following exhibits are included as part of this report:

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

NU-MED PLUS, INC.

March 29, 2023                                                                         By: /s/ William Hayde

William Hayde, CEO, Principal Executive

March 29, 2023                                                                         By: /s/ Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting

Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature                                Title                                                                         Date

/s/ William Hayde                  Director, CEO                                                       March 29, 2023

William Hayde

/s/ Jeffrey L. Robins               Director                                                                 March 29, 2023

Jeffrey L. Robins

/s/ Keith L. Merrell                Director, CFO                                                       March 29, 2023

Keith L. Merrell

Nu-Med Plus, Inc.

Financial Statements

December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM [PCAOB ID 3627]

To the Board of Directors and Shareholders of Nu-Med Plus, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nu-Med Plus, Inc.(“the Company”) as of December 31, 2021, the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Draper, UT

March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nu-Med Plus, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nu-Med Plus, Inc.(“the Company”) as of December 31, 2022, the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit and negative cash flows from operations. These factors, among others, raise substantial doubt about Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Fruci & Associates

We have served as the Company’s auditor since 2023.

(PCAOB ID 5525)

Spokane, Washington

March 29, 2023

NU-MED PLUS, INC.

Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$ 73,195	$ 11,675
Prepaid expense	6,350	-
Total current assets	79,545	11,675
Long-term assets
Property and equipment, net	-	2,266
Operating lease right-of-use asset	-	8,222
Total long-term assets	-	10,488
Total assets	$ 79,545	$ 22,163

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 7,192	$ 27,744
Accounts payable – related party	34,378	26,000
Note payable	100,000	-
Accrued expense	1,000	92,555
Operating lease liability	-	8,222
Total current liabilities	142,570	154,521
Long-term liabilities	-	-
Total liabilities	142,570	154,521
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock; $0.001 par value per share; 10,000,000 authorized; -0- and -0- shares issued and outstanding, as of December 31, 2022 and 2021, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 81,348,469 and 79,348,469 shares issued and outstanding, as of December 31, 2022 and 2021, respectively.	81,349	79,349
Additional paid-in capital	9,555,087	9,357,587
Accumulated deficit	(9,699,461)	(9,569,294)
Total stockholders' deficit	(63,025)	(132,358)
Total liabilities and stockholders' deficit	$ 79,545	$ 22,163

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Operations

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Revenue	$ -	$ -

Operating expenses
General and administrative expense	26,569	32,283
Payroll expense	24,095	267,458
Rent expense	12,971	23,040
Professional and consulting fees	116,265	507,299
Depreciation expense	2,267	9,365
Total operating expenses	182,167	839,445

Operating loss	(182,167)	(839,445)

Other income (expense)
Gain on forgiveness of debt	50,000	9,384
Gain on sale of assets	3,000	-
Interest expense	(1,000)	-
Total other income (expense)	52,000	9,384
Loss before income taxes	(130,167)	(830,061)
Income tax expense	-	-

Net loss	$ (130,167)	$ (830,061)

Basic and diluted earnings per share	$ (0.00)	$ (0.01)
Weighted average common shares outstanding – basic and diluted	79,951,209	73,374,113

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2020	-	$ -	51,028,469	$ 51,029	$8,431,593	$724,314	$(8,739,233)	$ 467,703
Common Stock issued under subscription agreements	-	-	28,200,000	28,200	696,114	(724,314)	-	-
Common stock issued for cash	-	-	120,000	120	29,880	-	-	30,000
Stock based compensation	-	-	-	-	200,000	-	-	200,000
Net loss for the year ended Dec 31, 2021	-	-	-	-	-	-	(830,061)	(830,061)
Balance, December 31, 2021	-	$ -	79,348,469	$ 79,349	$9,357,587	$ -	$(9,569,294)	$ (132,358)
Common stock issued for services	-	-	2,000,000	2,000	33,000	-	-	35,000
Forgiveness of debt by officers and directors	-	-	-	-	164,500	-	-	164,500
Net profit for the year ended Dec 31, 2022	-	-	-	-	-	-	(130,167)	(130,167)
Balance, December 31, 2022	-	$ -	81,348,469	$ 81,349	$ 9,555,087	$ -	$(9,699,461)	$ (63,025)

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Cash Flows

	Year ended December 31, 2022	Year ended December 31, 2021
Cash flows from operating activities:
Net income (loss)	$ (130,167)	$ (830,061)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,267	9,365
Gain on forgiveness of PPP loan	-	(9,384)
Stock-based compensation	35,000	200,000
Amortization of right-of-use asset	8,222	12,011
Gain on forgiveness of debt	(50,000)	-
Changes in operating assets and liabilities:
Prepaid expenses	(6,350)	349,017
Operating lease liability	(8,222)	(12,011)
Accounts payable	(12,553)	27,696
Related party payables	8,378	(20,000)
Accrued expense	114,945	66,536
Net cash used in operating activities	(38,480)	(206,831)

Cash flows from financing activities
Proceeds from note payable	100,000	-
Proceeds from issuance of common stock	-	30,000
Net cash provided by financing activities	100,000	30,000
Net change in cash	61,520	(176,831)

Cash at beginning of period	11,675	188,506

Cash at end of period	$ 73,195	$ 11,675
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2022 and 2021

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nu-Med Plus, Inc. (or “the Company”) is an emerging growth early stage medical device company principally engaged in the design, innovation, development, enhancement and commercialization of beginning, early, and selective later-stage quality medical devices. The Company's immediate focus was on the development of Nitric Oxide delivery devices, including a hospital unit, a clinical unit to be used in doctors’ offices and extended care facilities, a portable unit and a single use disposable unit. We were also developing a powder formulation to generate Nitric Oxide that is 99% pure, with a one-year shelf life, a "desktop" generator device with controls plus safety monitors built in that delivers inhaled Nitric Oxide to replace expensive pressurized canisters and a compact mobile rechargeable device to deliver inhaled Nitric Oxide gas. Development on these devices was suspended when adequate funding was not available to support their continued development. We are currently working to locate a merger partner that will be able to fund the final development of these products. The Company is incorporated in Utah.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments which are necessary for a fair statement of the results for fiscal years have been included.

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

	For the year ended December 31, 2022	For the year ended December 31, 2021

Net loss (numerator)	$ (130,167)	$ (830,061)
Shares (denominator)	79,951,209	73,374,113
Net earnings per share amount - basic	$ (0.00)	$ (0.01)
Shares (denominator)	79,951,209	73,374,113
Net earnings per share amount - diluted	$ 0.00	$ (0.01)

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of December 31, 2022 and 2021 there were -0- and -0-, respectively, potential dilutive shares that needed to be considered as common share equivalents.

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

j. Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning January 1, 2021. The Company has determined not to early adopt ASU 2020-06. The implementation of this accounting treatment is not expected to have a material effect on the Company’s financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 3 - GOING CONCERN

The Company has incurred losses since inception, has negative cash flows from operating activities, and an accumulated deficit. The Company anticipates that the funds on hand as of December 31, 2022, will fund its reduced level of operations through approximately September 2023, but will not be sufficient to successfully prosecute its business plan. Funding through the sale of equity capital and short-term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,250,000 for 2023. These factors raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company has begun the process of arranging for additional necessary funding and currently retains consultants for that purpose. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at December 31, 2022, and December 31, 2021:

	December 31, 2022	December 31, 2021

Computer and office equipment	$ 90,368	$ 90,368
Accumulated depreciation	(90,368)	(88,102)

Total Property and Equipment	$ -	$ 2,266

Depreciation expense for the years ended December 31, 2022 and 2021 was $2,267 and $9,365, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. At December 31, 2022 there are -0- shares of preferred stock issued and outstanding.

NOTE 6 - COMMON STOCK

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

Common Stock Issued to Officers:

During the year ended December 31, 2022 the Company issued 2,000,000 shares of restricted common stock to its President/Chief Executive Officer. The Company recorded a stock-based compensation charge of $35,000, the valuation being based on the closing price of $0.0175 per share on the date of grant.

In February 14, 2018 the Company announced that the consulting agreement with the Chief Financial Officer (Mr. Merrell) was terminated effective December 31, 2017, and that a new agreement was entered into effective January 1, 2018 under which Mr. Merrell would receive 2,000,000 shares of restricted common stock, vesting at 500,000 shares per year, for his service. The term of the agreement is for one year, which term automatically renews for one-year extensions up to four years unless terminated by either party with 30 days written notice. The Company issued all 2,000,000 shares to Mr. Merrell on August 20, 2018. Any common shares not earned during the four-year period are to be returned or cancelled. An expense of $200,000 was recorded for the year ended December 31, 2021 which represents the fair value of the stock vested. A charge is made each quarter as the shares are earned under the provisions of the agreement until such time as all shares have been earned. No charge was made during 2022, as at December 31, 2021 all expense related to this agreement had been recorded.

Employment and Consulting Agreements

In September 2022 the Company entered into employment agreements with Mr. William Hayde and Mr. Keith Merrell and a consulting agreement with Hanover International. Under each of the agreements there is a provision that provides for the issuance of 500,000 shares of preferred stock. As of the current date no terms have been established for the preferred stock or its conversion to common stock and no Certificate of Designation has been filed. The issuance of the preferred shares is subject to approval.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company entered into a lease for office space in February 2017 for $950 per month. In November 2017 the Company signed a six-month extension of the lease with a lease payment of $978 per month. In March 2018 the Company extended the lease agreement through August 31, 2019 at a rate of $1,008 per month. In July 2019 the Company extended the lease agreement through August 31, 2020 at a rate of $1,038 per month, in August 2020 the Company extended the lease agreement through August 31, 2021 at a rate of $1,038 per month, and in August 2021 the Company extended the lease through August 31, 2022 at a rate of $1,059 per month. The lease was not extended when it terminated on August 31, 2022. Office space is currently rented at $1,000 per month on a month-to-month basis.

NOTE 8- RELATED PARTY TRANSACTIONS

Employment Agreements

Mr. Hayde and Mr. Merrell have received employment agreements. The agreements provide for no compensation until such time as a major funding event has been finalized, at which time the rate of compensation will be established by the Board of Directors. Mr. Hayde and Mr. Merrell are being provided $500 per month as reimbursement of office expenses.

Forgiveness of Debt

In December 2022 certain officers and directors of the Company forgave $164,500 in accrued expenses which had been due them for services.

Contributed Services

During the year ended December 31, 2021 a Company officer contributed services to the Company in the amount of $200,000 related to the vesting of 500,000 shares of restricted stock.

NOTE 9 – SMALL BUSINESS ADMINISTRATION PPP LOAN

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

NOTE 10 - CONVERTIBLE PROMISORY NOTE

On September 11, 2022 the Board of Directors authorized Mr. Hayde to issue a convertible note in the amount of $100,000 to Your Space, Inc. The note bears interest at the rate of 5% per annum and has a term date of December 31, 2023. The note has a due date of December 31, 2023. The Company may pay the principal and accrued interest at any time prior to the due date. The holder of the note may choose to convert the principal and accrued interest of the note to shares of common stock by providing notice of their intent to convert. The conversion rate provides for a 20% discount to the share price established in a liquidity event, such event defined as the trading of the stock on a major stock exchange. Should the note be unpaid at the due date the interest rate will increase to 15% per annum, with the interest to be paid monthly, which payment will be $1,250 per month.

NOTE 11 – INCOME TAXES

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and applicable state income tax rates to pretax income from continuing operations for the years ended December 31, 2022 and 2021, due to the following:

	2022	2021

Book Income (Loss)	$(33,843)	$(215,816)
Depreciation	589	2,435
Shares issued for services	-	52,000
Meals and entertainment	-	-
Amortization of debt discount	-	-
(Gain) Loss on derivative	-	-

Change in valuation allowance	$33,254	$161,381

Net deferred tax liabilities consist of the following components as of December 31, 2022, and 2021:
	2022	2021

Deferred tax assets:
NOL Carryover	$2,073,033	$2,082,668
Deferred tax liabilities
Depreciation	(2,267)	(9,635)
Valuation allowance	(2,070,766)	(2,073,033)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  If a change in ownership occurs, then net operating loss carryforwards may be limited as to use in future years.  At December 31, 2022, the Company had net operating loss carryforward of approximately $14,476,746 that may be offset against future taxable income from the year 2023 through 2036. The availability of some of the net operating loss will extend into 2037 if not previously utilized. During 2022, the Company evaluated its deferred tax assets and concluded that none of the asset is currently realizable and that a full valuation allowance should be recorded.

Included in the balance at December 31, 2022, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no other events that require disclosure as of the date of issuance.