Form 10-K/A
period 2022-12-31
Nu-Med Plus, Inc.
filed 2023-04-03
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Not applicable.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 31, 2023

Common Stock	81,348,469

Documents incorporated by reference: None

Explanatory Note

This amendment is being made to correct the date on Sadler Gibb Audit Report to March 31, 2022 and the full name of Fruci & Associates II, PLLC on their Audit Report.

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

NU-MED PLUS, INC.

March 31, 2023                                                                            By: /s/ William Hayde

William Hayde, CEO, Principal Executive

March 31, 2023                                                                            By: /s/ Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting

Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature                                Title                                                                         Date

/s/ William Hayde                  Director, CEO                                                       March 31, 2023

William Hayde

/s/ Jeffrey L. Robins               Director                                                                 March 31, 2023

Jeffrey L. Robins

/s/ Keith L. Merrell                Director, CFO                                                       March 31, 2023

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

March 31, 2022

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

Fruci & Associates II, PLLC

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