Form 10-Q
period 2023-03-31
Nu-Med Plus, Inc.
filed 2023-05-10
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-54808

NU-MED PLUS, INC.

(Exact name of registrant as specified in its charter)

Utah	45-3672530
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

640 Belle Terre Rd Building 2 E Port Jefferson NY	11777
(Address of principal executive offices)	(Zip Code)

(631) 403-4337

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

Not applicable.

Applicable Only to Corporate Issuers:

Class Outstanding as of May 10, 2023

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

81,348,469 shares of $0.001 par value common stock on May 10, 2023

PART II	OTHER INFORMATION	17

ITEM 1	LEGAL PROCEEDINGS	17
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	17
ITEM 4	MINE SAFETY DISCLOSURE	17
ITEM 5	OTHER INFORMATION	17
ITEM 6	EXHIBITS	17

SIGNATURES		18

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2023

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the Form 10-K for the period ended December 31, 2022, accompanying notes, and with the historical financial information of the Company. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

NU-MED PLUS, INC.

Condensed Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash	$ 53,029	$ 73,195
Accounts receivable	3,500
Prepaid expenses	2,540	6,350
Total current assets	59,069	79,545
Long-term assets
Property and equipment, net	-	-
Total assets	$ 59,069	$ 79,545

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 13,687	$ 7,192
Accounts payable – related party	34,378	34,378
Note payable	100,000	100,000
Accrued expenses	2,233	1,000
Total current liabilities	150,298	142,570
Long-term liabilities	-	-
Total liabilities	150,298	142,570
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 81,348,469 and 81,348,469 shares issued and outstanding, as of March 31, 2023 and December 31, 2022, respectively.	81,349	81,349
Additional paid-in capital	9,555,087	9,555,087
Accumulated deficit	(9,727,665)	(9,699,461)
Total stockholders' deficit	(91,229)	(63,025)
Total liabilities and stockholders' deficit	$ 59,069	$ 79,545

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Revenue	$ -	$ -

Operating expenses
General and administrative expense	6,416	2,961
Payroll expense	-	12,000
Rent expense	3,300	3,177
Professional and consulting fees	17,255	39,500
Depreciation expense	-	2,015
Total operating expenses	26,971	59,653

Operating Loss	(26,971)	(59,653)

Other income (expense)
Interest expense	(1,233)	-
Gain on sale of equipment	-	3,000
Total other income (expense)	(1,233)	3,000

Income tax expense	-	-

Net loss	$ (28,204)	$ (56,653)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average common shares outstanding - basic and diluted	81,348,469	79,348,469

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance, January 1, 2023	-	$ -	81,348,469	$ 81,349	$ 9,555,087	$ (9,699,461)	$ (63,025)

Net loss for the three months ended March 31, 2023	-	-	-	-	-	(28,204)	(28,204)

Balance, March 31, 2023	-	$ -	81,348,469	$81,349	$9,555,087	$(9,727,665)	$ (91,229)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance, January 1, 2022	-	$ -	79,348,469	$ 79,349	$ 9,357,587	$ (9,569,294)	$ (132,358)

Net loss for the three months ended March 31, 2022	-	-	-	-	-	(56,653)	(56,653)

Balance, March 31, 2022	-	$ -	79,348,469	$79,349	$9,357,587	$(9,625,947)	$ (189,011)

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash flows from operating activities:
Net loss	$(28,204)	$ (56,653)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	2,015
Gain on sale of equipment	-	(3,000)
Amortization of right of use asset	-	3,084
Changes in operating assets and liabilities:
Accounts receivable	(3,500)	-
Prepaid expenses	3,810	-
Operating lease liability	-	(3,084)
Accounts payable	6,495	18,500
Accounts payable - related party	-	6,000
Accrued expense	1,233	21,000
Net cash used in operating activities	(20,166)	(12,138)
Cash flows from investing activities:
Proceeds from sale of equipment	-	3,000
Net cash provided by investing activities	-	3,000
Cash flows from financing activities
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	-	-
Net change in cash	(20,166)	(9,138)
Cash at beginning of period	73,195	11,675
Cash at end of period	$ 53,029	$ 2,537
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income tax	$ -	$ -
Non-Cash Investing and Financing Activities
Common stock issued for subscription payable	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

March 31, 2023

Unaudited

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

a. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Nu-Med Plus, Inc. (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual consolidated financial statements of Nu-Med Plus, Inc. for the year ended December 31, 2022 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2023. In particular, the Company’s significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

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

g. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement. The company included -0- and -0- shares subscribed but unissued in its calculation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022, respectively.

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of March 31, 2023 and 2022 there were -0- and -0-, respectively, potential dilutive shares that needed to be considered as common share equivalents. As of March 31, 2023 and 2022 there were no dilutive shares and the basic and diluted calculation is the same. Had there been dilutive shares they would have been excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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

NOTE 2 - GOING CONCERN

The Company acknowledges that the funds on hand as of March 31, 2023, will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through September 30, 2023. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022

Computer and office equipment	$ 83,893	$ 90,368
Accumulated depreciation	(83,893)	(90,368)
Total Property and Equipment	$ -	$ -

Depreciation expense for the three months ended March 31, 2023 and 2022 was $-0- and $2,015, respectively.

The Company relocated its laboratory facilities to another location. At the time of the move it sold the laboratory hood to the leasee moving into that space for the amount of $3,000. The hood was fully depreciated and the Company recorded a gain on sale of $3,000 in 2022.

NOTE 4 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at March 31, 2023.

NOTE 5 - COMMON STOCK

There are 90,000,000 shares of common stock with a par value of $0.001 authorized. At March 31, 2023 and December 31, 2022, there were 81,348,469 and 81,348,469 shares of common stock issued and outstanding, respectively.

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

NOTE 7 – EMPLOYMENT AGREEMENTS

Mr. Hayde and Mr. Merrell have received employment agreements. The agreements provide for no compensation until such time as a major funding event has been finalized, at which time the rate of compensation will be established by the Board of Directors. Mr. Hayde and Mr. Merrell are being provided $500 per month as reimbursement of office expenses.

NOTE 8 - SUBSEQUENT EVENTS

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2023, we had assets of $59,069 with current assets of $59,069 and liabilities of $150,298. Our current assets consisted primarily of $53,029 in cash and prepaid expenses in the amount of $2,540. Our working capital at March 31, 2023 was $(91,229). We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward. We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts. Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders. We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization. Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to the completion of the testing phase. Any refinement or modification of the product after the prototype is developed would also require additional capital. At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 2023and 2022

For the three months ended March 31, 2023 and 2022, we had no revenues and operating expenses of $26,971 and $59,663, respectively. The decrease in operating expenses results primarily from a decrease in payroll expense of $12,000, Consulting fees of $10,500 and professional fees of $11,745. For the three month period ended March 31, 2023 we recognized interest $1,233. For the three month period ended March 31, 2022 we recognized a $3,000 gain on sale of assets. We had a net loss of $28,204 in 2023, compared to a net loss of $56,653 in 2022. We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

Based on that evaluation, as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

NU-MED PLUS, INC.,

(Registrant)

Date:	May 10, 2023	By:	/s/ William Hayde
William Hayde, CEO/Principal Executive Officer

Date:	May 10, 2023	By:	/s/ Keith L. Merrell
Keith L. Merrell, CFO/Principal Accounting Officer