Form 10-Q
period 2023-06-30
Nu-Med Plus, Inc.
filed 2023-08-11
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Not applicable.

Applicable Only to Corporate Issuers:

Class Outstanding as of August 11, 2023

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2023.

81,348,469 shares of $0.001 par value common stock on August 11, 2023

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2023

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the Form 10-K for the period ended December 31, 2022, accompanying notes, and with the historical financial information of the Company. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

NU-MED PLUS, INC.

Condensed Balance Sheets

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets
Cash	$ 29,957	$ 73,195
Accounts receivable	-	-
Prepaid expenses	6,590	6,350
Total current assets	36,547	79,545
Long-term assets
Property and equipment, net	-	-
Total assets	$ 36,547	$ 79,545

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 14,239	$ 7,192
Accounts payable – related party	34,378	34,378
Note payable	100,000	100,000
Accrued expenses	3,479	1,000
Total current liabilities	152,096	142,570
Long-term liabilities	-	-
Total liabilities	152,096	142,570
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 81,348,469 and 81,348,469 shares issued and outstanding, as of June 30, 2023 and December 31, 2022, respectively.	81,349	81,349
Additional paid-in capital	9,555,087	9,555,087
Accumulated deficit	(9,751,985)	(9,699,461)
Total stockholders' deficit	(115,549)	(63,025)
Total liabilities and stockholders' deficit	$ 36,547	$ 79,545

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative expense	6,573	11,238	12,990	14,199
Payroll expense	-	12,000	-	24,000
Rent expense	3,300	4,235	6,600	7,412
Professional and consulting fees	13,200	30,380	30,455	69,880
Depreciation expense	-	217	-	2,232
Total operating expenses	23,073	58,070	50,045	117,723

Operating Loss	(23,073)	(58,070)	(50,045)	(117,723)

Other income (expense)
Gain on sale of assets	-	-	-	3,000
Interest expense	(1,247)	-	(2,479)	-
Total other income (expense)	(1,247)	-	(2,479)	3,000

Net loss before income tax	(24,320)	(58,070)	(52,524)	(114,723)

Income tax expense	-	-	-	-

Net loss	$(24,320)	$(58,070)	$(52,524)	$(114,723)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	81,348,469	79,348,469	81,348,469	79,348,469

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Deficit

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance, January 1, 2023	-	$ -	81,348,469	$ 81,349	$ 9,555,087	$ (9,699,461)	$ (63,025)

Net loss for the three months ended March 31, 2023	-	-	-	-	-	(28,204)	(28,204)

Balance, March 31, 2023	-	-	81,348,469	$81,349	$9,555,087	$(9,727.665)	$(91,229)

Net loss for the three months ended June 30, 2023	-	-	-	-	-	(24,320)	(24,320)

Balance, June 30, 2023	-	$ -	81,348,469	$81,349	$9,555,087	$(9,751,985)	$ (115,549)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance, January 1, 2022	-	$ -	79,348,469	$ 79,349	$ 9,357,587	$ (9,569,294)	$ (132,358)

Net loss for the three months ended March 31, 2022	-	-	-	-	-	(56,653)	(56,653)

Balance, March 31, 2022	-	-	79,348,469	$79,349	$9,357,587	$(9,625,947)	$(189,011)

Net loss for the three months ended June 30, 2022	-	-	-	-	-	(58,070)	(58,070)

Balance, June 30, 2022	-	$ -	79,348,469	$79,349	$9,357,587	$(9,684,017)	$ (247,081)

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2023	Six months ended June 30, 2022
Cash flows from operating activities:
Net loss	$(52,524)	$ (114,723)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	2,232
Gain on sale of equipment	-	(3,000)
Amortization of right of use asset	-	6,166
Changes in operating assets and liabilities:
Accounts receivable	-	-
Prepaid expenses	(240)	(6,350)
Operating lease liability	-	(6,166)
Accounts payable	7,047	31,805
Accounts payable-related party	-	33,361
Accrued expense	2,479	42,000
Net cash used in operating activities	(43,238)	(14,675)
Cash flows from investing activities:
Proceeds from sale of equipment	-	3,000
Net cash provided by investing activities	-	3,000
Cash flows from financing activities
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	-	-
Net change in cash	(43,238)	(11,675)
Cash at beginning of period	73,195	11,675
Cash at end of period	$ 29,957	$ -
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income tax	$ -	$ -
Non-Cash Investing and Financing Activities
Common stock issued for subscription payable	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

June 30, 2023

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

g. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement. The company included -0- and -0- shares subscribed but unissued in its calculation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022, respectively.

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of June 30, 2023 and 2022 there were -0- and -0-, respectively, potential dilutive shares that needed to be considered as common share equivalents. As of June 30, 2023 and 2022 there were no dilutive shares and the basic and diluted calculation is the same. Had there been dilutive shares they would have been excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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

k. Leases

The Company accounts for all leases in accordance with ASC 842, Leases, recognizing both assets and liabilities on the balance sheet for the right to use of those assets for the lease term and the obligations to make lease payments created by those leases that have terms of greater than twelve months.

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

NOTE 2 - GOING CONCERN

The Company acknowledges that the funds on hand as of June 30, 2023, will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through September 30, 2023. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022

Computer and office equipment	$ 83,893	$ 90,368
Accumulated depreciation	(83,893)	(90,368)
Total Property and Equipment	$ -	$ -

Depreciation expense for the six months ended June 30, 2023 and 2022 was $-0- and $2,232, respectively.

The Company relocated its laboratory facilities to another location. At the time of the move it sold the laboratory hood to the leasee moving into that space for the amount of $3,000. The hood was fully depreciated and the Company recorded a gain on sale of $3,000 in 2022.

NOTE 4 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at June 30, 2023.

NOTE 5 - COMMON STOCK

There are 90,000,000 shares of common stock with a par value of $0.001 authorized. At June 30, 2023 and December 31, 2022, there were 81,348,469 and 81,348,469 shares of common stock issued and outstanding, respectively.

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

On May 15, 2023, Nu-Med Plus, Inc. entered into a non-binding letter of intent with YourSpace America, Inc. (“YourSpace”), a Delaware corporation, for the merger of Your Space into Nu-Med, subject to due diligence. Pursuant to the LOI, the Parties will enter into an agreement and plan of merger which will be mutually negotiated and drafted by the Parties. The Company (as the surviving entity) will assume all liabilities of YSA (as the merging entity) including any liabilities arising from, or in connection with, any contracts assigned by YSA to the Company as part of the Transaction.

As of the date of this filing, and pursuant to the LOI, the completion and closure of the Transaction remains subject to due diligence and negotiation of definitive agreements including, without limitation, exhibits and schedules thereto.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2023, we had assets of $36,547 with current assets of $36,547 and liabilities of $152,096. Our current assets consisted primarily of $29,957 in cash and prepaid expenses in the amount of $6,590. Our working capital deficiency at June 30, 2023 was $115,549. We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward. We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts. Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders. We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization. Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to the completion of the testing phase. Any refinement or modification of the product after the prototype is developed would also require additional capital. At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

Three Month Periods Ended June 30, 2023 and 2022

For the three months ended June 30, 2023 and 2022, we had no revenues and operating expenses of $23,073 and $58,070, respectively. The decrease in operating expenses results primarily from a decrease in payroll expense of $12,000 and professional fees of $17,180. For the three month period ended June 30, 2023 we recognized interest expense of $1,247. We had a net loss of $24,320 in 2023, compared to a net loss of $58,070 in 2022. We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

Six Month Periods Ended June 30, 2023 and 2022

For the six months ended June 30, 2023 and 2022, we had no revenues and operating expenses of $50,045 and $117,723, respectively. The decrease in operating expenses results primarily from a decrease in payroll expense of $24,000 and professional fees of $39,425. For the six month period ended June 30, 2023 we recognized interest expense of $2,479. We had a net loss of $52,524 in 2023, compared to a net loss of $114,723 in 2022. We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

Based on that evaluation, as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2023, we have not purchased any equity securities nor have any officers or directors of the Company.

IITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

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

NU-MED PLUS, INC.,

(Registrant)

August 11, 2023                                                                           By: /s/ William Hayde _____

William Hayde, CEO/Principal Executive Officer

August 11, 2023                                                                           By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting Officer