Form 10-K
period 2023-12-31
Nu-Med Plus, Inc.
filed 2024-03-26
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: At June 30, 2023, the Company’s last sale price of its stock was $0.0169 resulting in an aggregate market value of our common stock held by non-affiliates of $872,427.

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 26, 2024

Common Stock	83,548,469

Documents incorporated by reference: None

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	30
Signatures		32

PART I

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words “believe,”“expect,”“anticipate,”“intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

Business

NU-MED was organized as a medical device company principally engaged in the design, innovation, development, enhancement and commercialization of beginning, early, and selective later-stage quality medical devices. The mission of NU-MED is to design, develop, and market technologies utilizing nitric oxide in the medical device field. Our technologies are focused on market niches in high growth trend areas. Our products are developed to target a current need in medical procedures by improving upon an existing technology or device or by designing a device to serve a currently unfilled need that is clearly defined and acknowledged by medical professionals. Our focus to date has been on the creation of a nitric oxide generating formulation, a hospital bedside nitric oxide delivery system, a clinical unit for use in medical clinics and rehabilitation centers and a mobile rechargeable device to deliver nitric oxide gas to offer solutions to the medical community throughout the world.

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

A relatively small number of stockholders and managers have significant influence over us,other stockholders will not be able to have a voice in the direction of the company, and stockholders may disagree with the decisions of management.

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

Employees

The Company currently has two employees and relies on its officers and consultants for most of its activities.

ITEM 1C. CYBERSECURITY

Item 1C.	Cybersecurity.

Risk Management and Strategy

Our cybersecurity policies, standards, processes and practices are based on applicable laws and regulations and informed by industry standards and industry-recognized practices. Our strategy to assess, identify, and manage material cybersecurity risks is focused on preserving the confidentiality, security, and availability of our information systems and data. We implement security measures and processes to identify, prevent, and mitigate cybersecurity threats and to effectively respond to cybersecurity incidents when they occur. Our cyber risk management includes: (1) enterprise risk management to identify top cybersecurity risks; (2) vulnerability management to identify software vulnerabilities and risks related to compute infrastructure; (3) vendor risk management to identify risks related to third parties and business partners; (4) privacy risk management to identify privacy risks in our product and platforms and ensure regulatory compliance; and (5) security incident response to investigate, respond to, and mitigate cyber threats. As needed, we will engage third parties to identify risks in our underlying software and infrastructure, to provide threat intelligence, and to assist in triaging, identifying, and responding to cyber threats.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Governance

Our Board of Directors maintains oversight of risks from cybersecurity threats. Our Chief Financial Officer is assigned oversight of cybersecurity risks. Our Chief Financial Officer is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the over the counter bulletin board and OTCQB under the symbol NUMD. The first sale of the shares occurred in the third quarter of 2014. The following high and low bid prices for the Company's Common Stock is based on over-the-counter quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Furthermore, the Company’s common stock has traded sporadically and in low volume. Our closing stock price on January 31, 2024 was $0.0282 per share.

At January 31, 2024, the Company had approximately 179 shareholders of record. As of March 31, 2024, the Company had 83,548,469 shares of its Common Stock issued and outstanding.

Transfer Agent

NU-MED’s transfer agent is Issuer Direct Corporation, One Glenwood Ave., Suite 1001, Raleigh, NC 27603; their telephone number is 919-481-4000.

Recent Issuances of Unregistered Securities

During 2023 the Company issued 2,200,000 shares of its restricted common stock to officers and a director of the Company for which the Company recorded an expense of $41,800. The valuation was calculated based on the $0.019 closing price of the stock on the date of grant.

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

g. Concentrations and Credit Risk

The Company has relied on a small group of investors to fund its operations. If this group becomes unable or unwilling to provide additional funding,the Company may be unable to remain in business or to execute on its business plan.

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

Our lab has been successfully equipped and we are proceeding with the development of our proprietary product technology. Our technology is at the early development stage and management plans are to concentrate on further improvement of our technology. Our budget requirements for the next year will be centered upon factors relating to the testing, research and enhancement with the intention being to patent our formulation and design. Included in our budget for the next year is the costs of chemical standards, gases and equipment we have projected we will need. Contained also within our budget are auditing costs and legal fees, which include patent filing expenses. Projected costs to continue operation for the next year are $1,250,000 and may increase depending on the costs of patent applications, submission of products to the FDA for approval and ongoing development work. At this time, we do not have the funds to operate at this level and are seeking financing either through debt or equity. If we cannot raise the needed capital, we may not be able to remain in business.

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

Liquidity and Capital Resources

At December 31, 2023, we had total assets of $13,456 with current assets of $13,456 and total liabilities of $160,207. Our current assets consisted of cash in the amount of $6,806. At December 31, 2022, we had assets of $79,545 with current assets of $79,545 and liabilities of $142,570. We currently have sufficient cash to pay ongoing expenses for the two months, after which we will have to rely on loans from shareholders to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward. During the year ended December 31, 2022, we received cash for the issuance of a convertible note in the amount of $100,000. We currently have no commitments beyond this convertible note for the needed capital. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts. Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales and potential loans from investors and shareholders. If we are unable to raise additional capital, we will be forced to suspend operations until such capital can be raised or go out of business. We cannot project the full costs to bring our proposed product to market or the timing of such commercialization. Given that our product is in the medical field, testing is very expensive, and we will need additional capital prior to completing the testing phase. Any refinement or modification of the product after the prototype is developed would also require additional capital. At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the year ended December 31, 2023, we had no revenues, operating expenses of $120,526 and interest expense of $5,000,resulting in a net loss of $125,526. This compares to a net loss for the year ended December 31, 2022 of $130,167. Operating expenses in 2023 decreased $61,641 over 2022 due primarily from the reduction of consulting by $77,996. The reduction in consulting expense in 2023 was primarily as the result consulting agreements that concluded. The net loss in 2023 was the result of $120,526 of operating expenses. We anticipate we will have operating losses for the foreseeable future and for the losses to increase as we work to evaluate a potential merger. Additionally, we are preparing patent applications which will require additional capital to pay for outside attorneys and consultants. We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - 2013. Based on this evaluation, our management concluded that, as of December 31, 2023, our internal controls over financial reporting were not effective to provide reasonable assurances based on the above criteria.

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

Name	Age	Title
William Hayde	59	CEO, Director
Keith Merrell	78	Chief Financial Officer, Director
Jeffrey L. Robins	75	Director

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last two completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in during such period (as determined at December 31, 2023, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
William Hayde	2023	$ --	--	$19,000	--	--	--	$ 19,000
	2022	--	--	35,000	--	--	--	35,000

Jeffrey L. Robins	2023	$ --	--	$ 3,800	--	--	--	$ 3,800
CEO	2022	12,000	--	--	--	--	--	12,000

Keith L. Merrell	2023	$ --	--	$19,000	--	--	--	$ 19,000
CFO	2022	12,000	--	--	--	--	--	12,000

________________

Mr. Hayde joined the Company as President/CEO in September 2022.

Mr. Robins relinquished his position as President/CEO in September 2022, but continues as a Director.

Mr. Merrell joined to Company in August 2015.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at fiscal year-end 2023 or 2022.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2023 and 2022, there were no stock options or SAR Grants.

Stock Option Exercise

In fiscal 2023 and 2022, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2023 or 2022 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. We did not compensate our directors for service on the Board of Directors during fiscal 2022. During 2023 the President and CFO were each granted 1,000,000 shares of restricted common stock and a director was granted 200,000 shares of restricted common stock for their service.

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

No such interlocks existed or such decisions were made during fiscal years 2023 or 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of March 31, 2024, with respect to the beneficial ownership of the Company’s common stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock. At March 31, 2024, there were 83,548,469 shares of common stock outstanding.

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

	Amount of	Percentage of Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Common stock
Principal Shareholders
Jeffrey L. Robins 2152 W. Bryce Drive Kaysville, Utah 84037	5,200,000	6.22%
William Hayde 640 Belle Terre Rd Blvd E 2 Port Jefferson, NY 11777	3,200,000	3.83%
CEDE & Co. PO Box 222 Bowling Green Station New York, NY 10274	9,829,000	11.76%
Keith L. Merrell	4,181,250	5.00%
1240 Mueller Park Rd.
Bountiful, UT 84010

WLP Trust 455 East 500 South, Suite 201 Salt Lake City, Utah 84111	25,050,000	29.98%
Officers and Directors
William Hayde	3,200,000	3.83%
Jeffrey L. Robins	5,200,000	6.22%
Keith Merrell	4,181,250	5.00%
Director and executive officer of the
Company (3 individuals)	12,581,250	15.05%

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

Control by Existing Stockholders

Current management owns 15.05% of the issued and outstanding shares of common stock. It is likely they will be able to control NU-MED due to their present control of the Board of Directors and will be in a position to recommend to dissolve, merge or sell the assets of NU-MED, and generally, to direct the affairs of NU-MED.

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

During the year ended December 31, 2023 the Company issued 2,200,000 shares of restricted common stock to its officers and directors. The Company recorded a stock-based compensation charge of $41,800, the valuation being based on the closing price of $0.019 per share on the date of the grant.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has selected Fruci & Associates II, PLLC as its independent public accounting firm, effective with the audit of our 2022 financial results. Expected fees to be paid are:

1) Audit Fees - The aggregate fees incurred for professional services rendered by our principal accountant for the audit of our annual financial statements ending December 31, 2022 was $21,000. It is anticipated that professional fees rendered by our principal account for the audit of our financial statements ending December 31, 2023 will be approximately $13,800 and $3,250 for the review of each of our quarterly financial statements during the initial three quarters of 2024.

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

NU-MED PLUS, INC.

March 26, 2024 By: /s/ William Hayde

William Hayde, CEO, Principal Executive

March 26, 2024 By: /s/ Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting

Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature                                                                       Title                       Date

/s/ William Hayde                                                 Director, CEO        March 26, 2024

William Hayde

/s/ Jeffrey L. Robins                                             Director                    March 26, 2024

Jeffrey L. Robins

/s/ Keith L. Merrell                                              Director, CFO         March 26, 2024

Keith L. Merrell

Nu-Med Plus, Inc.

Financial Statements

December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nu-Med Plus, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nu-Med Plus, Inc.(“the Company”) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operating activities, and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Fruci & Associates II, PLLC

Fruci & Associates II, PLLC -PCAOB ID #05525

We have served as the Company’s auditor since 2023.

Spokane, Washington

March 26, 2024

NU-MED PLUS, INC.

Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$ 6,806	$ 73,195
Prepaid expense	6,650	6,350
Total current assets	13,456	79,545
Total assets	$ 13,456	$ 79,545

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 8,089	$ 7,192
Accounts payable – related party	46,118	34,378
Note payable	100,000	100,000
Accrued expense	6,000	1,000
Total current liabilities	160,207	142,570
Long-term liabilities	-	-
Total liabilities	160,207	142,570
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock; $0.001 par value per share; 10,000,000 authorized; -0- and -0- shares issued and outstanding, as of December 31, 2023 and 2022,respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 83,548,469 and 81,348,469 shares issued and outstanding, as of December 31, 2023 and 2022, respectively.	83,549	81,349
Additional paid-in capital	9,594,687	9,555,087
Accumulated deficit	(9,824,987)	(9,699,461)
Total stockholders' deficit	(146,751)	(63,025)
Total liabilities and stockholders' deficit	$ 13,456	$ 79,545

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Operations

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Revenue	$ -	$ -

Operating expenses
General and administrative expense	27,557	26,569
Payroll expense	41,800	24,095
Rent expense	12,900	12,971
Professional and consulting fees	38,269	116,265
Depreciation expense	-	2,267
Total operating expenses	120,526	182,167

Operating loss	(120,526)	(182,167)

Otherincome (expense)
Gain on forgiveness of debt	-	50,000
Gain on sale of assets	-	3,000
Interest expense	(5,000)	(1,000)
Total other income (expense)	(5,000)	52,000
Loss before income taxes	(125,526)	(130,167)
Income tax expense	-	-

Net loss	$ (125,526)	$ (130,167)

Basic and diluted earnings per share	$ (0.00)	$ (0.00)
Weighted average common shares outstanding – basic and diluted	81,673,948	79,951,209

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2021	-	$ -	79,348,469	$79,349	$9,357,587	$ -	$(9,569,294)	$(132,358)
Common Stock issued for services	-	-	2,000,000	2,000	33,000	-	-	35,000
Forgiveness of debt by officers and directors	-	-	-	-	164,500	-	-	164,500
Net loss for the year ended Dec 31, 2022	-	-	-	-	-	-	(130,167)	(130,167)
Balance, December 31, 2022	-	$ -	81,348,469	$81,349	$9,555,087	$ -	$(9,699,461)	$ (63,025)
Common stock issued for compensation	-	-	2,200,000	2,200	39,600	-	-	41,800
Net loss for the year ended Dec 31, 2023	-	-	-	-	-	-	(125,526)	(125,526)
Balance, December 31, 2023	-	$ -	83,548,469	$83,549	$9,594,687	$ -	$(9,824,987)	$(146,751)

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Cash Flows

	Year ended December 31, 2023	Year ended December 31, 2022
Cash flows from operating activities:
Net income (loss)	$ (125,526)	$ (130,167)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-	2,267
Stock-based compensation	41,800	35,000
Amortization of right-of-use asset	-	8,222
Gain on forgiveness of debt	-	(50,000)
Changes in operating assets and liabilities:
Prepaid expenses	(300)	(6,350)
Operating lease liability	-	(8,222)
Accounts payable	897	(12,553)
Related party payables	11,740	8,378
Accrued expense	5,000	114,945
Net cash used in operating activities	(66,389)	(38,480)

Cash flows from financing activities
Proceeds from note payable	-	100,000
Net cash provided by financing activities	-	100,000
Net change in cash	(66,389)	61,520

Cash at beginning of period	73,195	11,675

Cash at end of period	$ 6,806	$ 73,195
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2023 and 2022

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

	For the year ended December 31, 2023	For the year ended December 31, 2022

Net loss (numerator)	$ (125,526)	$ (130,167)
Shares (denominator)	81,673,948	79,951,209
Net earnings per share amount - basic	$ (0.00)	$ (0.00)
Shares (denominator)	81,673,948	79,951,209
Net earnings per share amount - diluted	$ (0.00)	$ (0.00)

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of December 31, 2023 and 2022 there were -0- and -0-, respectively, potential dilutive shares that needed to be considered as common share equivalents.

g. Concentrations and Credit Risk

The Company has relied on a small group of investors to fund its operations. If this group becomes unable or unwilling to provide additional funding,the Company may be unable to remain in business or to execute on its business plan.

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

NOTE 3 - GOING CONCERN

The Company has incurred losses since inception, has negative cash flows from operating activities, and an accumulated deficit. The Company anticipates that the funds on hand as of December 31, 2023, will fund its reduced level of operations through approximately February 2024, but will not be sufficient to successfully prosecute its business plan. Funding through the sale of equity capital and short-term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,250,000 for 2024. These factors raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company has begun the process of arranging for additional necessary funding and currently retains consultants for that purpose. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at December 31, 2023, and December 31, 2022:

	December 31, 2023	December 31, 2022

Computer and office equipment	$ 90,368	$ 90,368
Accumulated depreciation	(90,368)	(90,368)

Total Property and Equipment	$ -	$ -

Depreciation expense for the years ended December 31, 2023 and 2022 was $-0- and $2,267, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. At December 31, 2023 there are -0- shares of preferred stock issued and outstanding.

NOTE 6 - COMMON STOCK

Common Stock Issued to Officers:

During the year ended December 31, 2023 the Company issued 2,200,000 shares of restricted common stock to its officers and directors. The Company recorded a stock-based compensation charge of $41,800, the valuation being based on the closing price of $0.019 per share on the date of the grant.

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

NOTE 8- RELATED PARTY TRANSACTIONS

Accounts Payable

During the year ended December 31, 2023 the Chief Financial Officer provided to the Company $11,740 for the payment of operating expenses, bringing the total funds he has provided the company to $45,640. A director of the company also provided $478 for operating expenses during 2023. The total payable to officers and directors at December 31, 2023 is $46,118.

Employment Agreements

Mr. Hayde and Mr. Merrell have received employment agreements. The agreements provide for no compensation until such time as a major funding event has been finalized, at which time the rate of compensation will be established by the Board of Directors. Mr. Hayde and Mr. Merrell are each being provided $500 per month as reimbursement of office expenses.

Forgiveness of Debt

In December 2022 certain officers and directors of the Company forgave $164,500 in accrued expenses which had been due them for services.

Stock Grant

On November 7, 2023 the Company approved the issuance of 2,200,000 shares of restricted common stock to its officers in recognition of services performed, for which they had received no monetary renumeration. Of the shares issued, the President/CEO and Chief Financial Officer received 1,000,000 shares each and 200,000 shares were issued to the former President/CEO.

On September 12, 2022 the Company approved the issuance of 2,000,000 shares to William Hayde as incentive to accept the position of President/CEO and Chairman of the Board of Directors.

NOTE 9 - CONVERTIBLE PROMISSORY NOTE

On September 11, 2022 the Board of Directors authorized Mr. Hayde to issue a convertible note in the amount of $100,000 to Your Space, Inc. The note bears interest at the rate of 5% per annum and has a term date of December 31, 2023. The note had an original due date of December 31, 2023. The parties have mutually agreed to extend the due date to June 30, 2024. The Company may pay the principal and accrued interest at any time prior to the due date. The holder of the note may choose to convert the principal and accrued interest of the note to shares of common stock by providing notice of their intent to convert. The conversion rate provides for a 20% discount to the share price established in a liquidity event, such event defined as the trading of the stock on a major stock exchange. Should the note be unpaid at the due date the interest rate will increase to 15% per annum, with the interest to be paid monthly, which payment will be $1,250 per month.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and applicable state income tax rates to pretax income from continuing operations for the years ended December 31, 2023 and 2022, due to the following:

	2023	2022

Book Income (Loss)	$(32,637)	$(33,843)
Depreciation	-	589
Shares issued for services	-	-
Meals and entertainment	-	-
Amortization of debt discount	-	-
(Gain) Loss on derivative	-	-

Change in valuation allowance	$32,637	$33,254

Net deferred tax liabilities consist of the following components as of December 31, 2023, and 2022:

	2023	2022

Deferred tax assets:
NOL Carryover	$2,198,579	$2,073,033
Deferred tax liabilities
Depreciation	-	(2,267)
Valuation allowance	(2,198,579)	(2,070,766)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  If a change in ownership occurs, then net operating loss carryforwards may be limited as to use in future years.  At December 31, 2023, the Company had net operating loss carryforward of approximately $14,606,913 that may be offset against future taxable income from the year 2024 through 2037. The availability of some of the net operating loss will extend into 2038 if not previously utilized. During 2023, the Company evaluated its deferred tax assets and concluded that none of the asset is currently realizable and that a full valuation allowance should be recorded.

Included in the balance at December 31, 2023, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE 11 - SUBSEQUENT EVENTS

The Company entered into a letter of intent with YourSpace America, Inc. whereby the Company would acquire

YourSpace America, Inc. The letter of intent was subject to the completion of due diligence by both parties and YourSpace America, Inc. completing the audit of their financial statements. That audit has been completed and the parties are currently discussing next steps.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no other events that require disclosure as of the date of issuance.