Form 10-Q
period 2024-03-31
Nu-Med Plus, Inc.
filed 2024-05-15
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Not applicable.

Applicable Only to Corporate Issuers:

Class Outstanding as of May 15, 2024

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2024.

83,548,469 shares of $0.001 par value common stock on May 15, 2024

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2024

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the Form 10-K for the period ended December 31, 2023, accompanying notes, and with the historical financial information of the Company. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

NU-MED PLUS, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2024 (unaudited)	2023
ASSETS
Current assets
Cash	$ 6,356	$ 6,806
Prepaid expenses	2,660	6,650
Total current assets	9,016	13,456
Long-term assets
Property and equipment, net	-	-
Total assets	$ 9,016	$ 13,456

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 16,457	$ 8,089
Accounts payable – related party	46,589	46,118
Note payable	100,000	100,000
Accrued expenses	14,547	6,000
Total current liabilities	177,593	160,207
Long-term liabilities	-	-
Total liabilities	177,593	160,207
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 83,548,469 and 83,548,469 shares issued and outstanding, as of March 31, 2024 and December 31, 2023, respectively.	83,549	83,549
Additional paid-in capital	9,594,687	9,594,687
Accumulated deficit	(9,846,813)	(9,824,987)
Total stockholders' deficit	(168,577)	(146,751)
Total liabilities and stockholders' deficit	$ 9,016	$ 13,456

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Revenue	$ -	$ -

Operating expenses
General and administrative expense	5,984	6,416
Rent expense	300	3,300
Professional and consulting fees	14,295	17,255
Total operating expenses	20,579	26,971

Operating Loss	(20,579)	(26,971)

Other income (expense)
Interest expense	(1,247)	(1,233)
Total other income (expense)	(1,247)	(1,233)

Income tax expense	-	-

Net loss	$ (21,826)	$ (28,204)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average common shares outstanding - basic and diluted	83,548,469	81,348,469

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance, January 1, 2024	-	$ -	83,548,469	$ 83,549	$ 9,594,687	$ (9,824,987)	$ (146,751)

Net loss for the three months ended March 31, 2024	-	-	-	-	-	(21,826)	(21,826)

Balance, March 31, 2024	-	$ -	83,548,469	$83,549	$9,594,687	$(9,846,813)	$ (168,577)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance, January 1, 2023	-	$ -	81,348,469	$ 81,349	$ 9,555,087	$ (9,699,461)	$ (63,025)

Net loss for the three months ended March 31, 2023	-	-	-	-	-	(28,204)	(28,204)

Balance, March 31, 2023	-	$ -	81,348,469	$81,349	$9,555,087	$(9,727,665)	$ (91,229)

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Cash flows from operating activities:
Net loss	$ (21,826)	$ (28,204)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	-
Gain on sale of equipment	-	-
Amortization of right of use asset	-	-
Stock-based compensation	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	(3,500)
Prepaid expenses	3,990	3,810
Operating lease liability	-	-
Accounts payable	8,368	6,495
Accounts payable-related party	471	-
Accrued expense	8,547	1,233
Net cash used in operating activities	(450)	(20,166)
Cash flows from investing activities:
Proceeds from sale of equipment	-	-
Net cash provided by investing activities	-	-
Cash flows from financing activities
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	-	-
Net change in cash	(450)	(20,166)
Cash at beginning of period	6,806	73,195
Cash at end of period	$ 6,356	$ 53,029
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income tax	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

March 31, 2024

Unaudited

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of Nu-Med Plus, Inc. (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of Nu-Med Plus, Inc. for the year ended December 31, 2023 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 26, 2024. In particular, the Company’s significant accounting principles were presented as Note 1 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

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

g. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement. The company included -0- and -0- shares subscribed but unissued in its calculation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023, respectively.

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of March 31, 2024 and 2023 there were -0- and -0-, respectively, potential dilutive shares that needed to be considered as common share equivalents. As of March 31, 2024 and 2023 there were no dilutive shares and the basic and diluted calculation is the same. Had there been dilutive shares they would have been excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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

NOTE 2 - GOING CONCERN

The Company acknowledges that the funds on hand as of March 31, 2024, will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through June 30, 2024. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023

Computer and office equipment	$ 83,893	$ 90,368
Accumulated depreciation	(83,893)	(90,368)
Total Property and Equipment	$ -	$ -

Depreciation expense for the three months ended March 31, 2024 and 2023 was $-0- and $-0-, respectively.

NOTE 4 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at March 31, 2024.

NOTE 5 - COMMON STOCK

There are 90,000,000 shares of common stock with a par value of $0.001 authorized. At March 31, 2024 and December 31, 2023, there were 83,548,469 and 83,548,469 shares of common stock issued and outstanding, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company is currently utilizing office space provided by its officers, for which no charge is being made. The Company rents space for its laboratory on a month-to-month basis at $100 per month

NOTE 7 – EMPLOYMENT AGREEMENTS

Mr. Hayde and Mr. Merrell have received employment agreements. The agreements provide for no compensation until such time as a major funding event has been finalized, at which time the rate of compensation will be established by the Board of Directors. Mr. Hayde and Mr. Merrell were being provided $500 per month as reimbursement of office expenses in 2023, but no such arrangement is in place for 2024.

NOTE 8 - SUBSEQUENT EVENTS

On April 25, 2024, Nu-Med Plus, Inc. (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) for the merger of YourSpace America, Inc. (“YSA”) into the Company (the “Transaction”). The Company and YSA may be referred to herein each as a “Party” and, collectively, as the “Parties.”

Upon the Closing of the Transaction (the “Closing”), YSA will become a wholly owned subsidiary of the Company, at which time, the Company, (as the surviving entity) will assume all liabilities of YSA (as the merging entity) including any liabilities arising from, or in connection with, any contracts assigned by YSA to the Company as part of the Transaction.

Under the terms of the Share Exchange Agreement, the Shareholders of YSA (the “Shareholders”) have agreed to sell 100% of the issued and outstanding shares of YSA to the Company in exchange for the issuance of the Company’s Series A Preferred Stock, and Series X Preferred Stock, as follows:

4,500,000 shares of Series A Preferred Stock will be issued to such YSA Shareholders as designated by YSA at Closing. Each share of Series A Preferred Stock will carry 20:1 voting rights and will vote with the holders of Common Stock as one class, and each share will be convertible into 20 shares of Common Stock. The Series A Preferred Stock does not pay dividends, does not have a liquidation preference and is not redeemable by the Company.

1,000,000 shares of Series X Preferred Stock will be issued to YSA’s President, CEO and Chief Investment Officer, William R. “Russ” Colvin at Closing. Each share of Series X Preferred Stock will carry 100:1 voting rights and will vote with the holders of Common Stock as one class. The Series X Preferred Stock will provide Mr. Colvin with majority voting control of the Company, and will not be convertible into Common Stock. The Series X Preferred Stock does not pay dividends, does not have a liquidation preference and is not redeemable by the Company.

Additionally, upon the Closing, the Board of Directors of the Company appointed Mr. Colvin as the Company’s President, Chief Executive Officer, and Director, at which time William Hayde was appointed Executive Chairman of the Board. Keith Merrell will continue to serve as the Company’s Chief Financial Officer and Director, and Jeffrey Robins will continue to serve as Director.

YourSpace America has audited financial statements for the period from inception through December 31, 2021 and for the year ended December 31, 2022. The audit for the year ended December 31, 2023 has not yet been performed. An engagement letter has been signed and YourSpace is gathering the information required for the performance of the audit.

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

On April 25, 2024, Nu-Med Plus, Inc. (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) for the merger of YourSpace America, Inc. (“YSA”) into the Company (the “Transaction”). The Company and YSA may be referred to herein each as a “Party” and, collectively, as the “Parties.”

Upon the Closing of the Transaction (the “Closing”), YSA became a wholly owned subsidiary of the Company, at which time, the Company, (as the surviving entity) assumed all liabilities of YSA (as the merging entity) including any liabilities arising from, or in connection with, any contracts assigned by YSA to the Company as part of the Transaction.

Under the terms of the Share Exchange Agreement, the Shareholders of YSA (the “Shareholders”) have agreed to sell 100% of the issued and outstanding shares of YSA to the Company in exchange for the issuance of the Company’s Series A Preferred Stock, and Series X Preferred Stock, as follows:

4,500,000 shares of Series A Preferred Stock will be issued to such YSA Shareholders as designated by YSA at Closing. Each share of Series A Preferred Stock will carry 20:1 voting rights and will vote with the holders of Common Stock as one class, and each share will be convertible into 20 shares of Common Stock. The Series A Preferred Stock does not pay dividends, does not have a liquidation preference and is not redeemable by the Company.

1,000,000 shares of Series X Preferred Stock will be issued to YSA’s President, CEO and Chief Investment Officer, William R. “Russ” Colvin at Closing. Each share of Series X Preferred Stock will carry 100:1 voting rights and will vote with the holders of Common Stock as one class. The Series X Preferred Stock will provide Mr. Colvin with majority voting control of the Company, and will not be convertible into Common Stock. The Series X Preferred Stock does not pay dividends, does not have a liquidation preference and is not redeemable by the Company.

Additionally, upon the Closing, the Board of Directors of the Company appointed Mr. Colvin as the Company’s President, Chief Executive Officer, and Director, at which time William Hayde was appointed Executive Chairman of the Board. Keith Merrell will continue to serve as the Company’s Chief Financial Officer and Director, and Jeffrey Robins will continue to serve as Director.

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

Nitric oxide is an extremely important bio-mediator in the human body that is produced from the amino acid l-arginine. Nitric oxide has anti-inflammatory properties, antibacterial, antiviral and antifungal properties which make it useful in certain medical treatments. At the present time inhaled nitric oxide (INO) is used as a selective vasodilator in infants. The only FDA approved use of nitric oxide at this time is for the treatment of Hypoxia in premature infants and newborn babies. Management is not aware of any other potential uses of nitric oxide that have been cleared by the FDA, but this may change as new submittals are made. The heavy cost of delivering nitric oxide to patients has created limitations in its use. Discoveries that have been made since the first FDA approved use of nitric 0oxide in 1999 have led to a number of new potential uses, which still need FDA approval, in a wide variety of diseases and health complications, including COPD, flu viruses, bacterial infections, tuberculosis, non-healing wounds, head injuries and much more. NU-MED hopes to take advantage of the expanding medical uses of nitric oxide by developing a new method to generate nitric oxide that reduces the delivery costs and can be used in a variety of medical and research settings. Given NU-MED’s size, we do not anticipate being involved in any clinical studies on new uses of nitric oxide and will rely on other parties to continue to advance the uses of nitric oxide.

NU-MED PLUS has focused on the development of five distinct products for the delivery of nitric oxide. NU-MED products have not been fully developed; therefore we have not made any submission for FDA approval under any medical use.

1.	Nitric oxide proprietary formulation. Generates nitric oxide gas on demand, eliminating the need for

Com0pressed gas cylinders.

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

All human medical uses of nitric oxide gas require FDA approval prior to initiating sales in the United States and the approval of similar international agencies in their respective countries.  Approval can be a long and expensive process, with no assurance that any such approval can or will be obtained. Our products from the compound formulation for nitric oxide to our delivery machines will have to be approved by the FDA prior to any sales for human use. Although the FDA can approve “uses” for nitric oxide and such uses can be expanded, our products, both the formulations and equipment, would also have to be approved to be used in association with the treatment using nitric oxide. Accordingly, although the use of nitric oxide for the treatment of hypoxia in newborns is approved by the FDA, we still would need to have our dispensing unit and compound approved by the FDA for such treatment. In order for our dispensing unit to be used we would not have to prove the efficacy of the treatment but only that our product and compounds are “substantially equivalent” to those already approved by the FDA. Even this level of approval requires time, carries substantial costs, and creates additional uncertainty as to our ability to bring a product to the marketplace. We currently do not have the funds to seek such an approval. We are currently wor0king to secure funding that will enable us to submit the hospital unit for FDA approval.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2024, we had assets of $9,016 with current assets of $9,016 and liabilities of $177,593. Our current assets consisted primarily of $6,356 in cash and prepaid expenses in the amount of $2,660. Our working capital deficiency at March 31, 2024 was $168,577. We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward. We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts. Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders. We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization. Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to the completion of the testing phase. Any refinement or modification of the product after the prototype is developed would also require additional capital. At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 2024 and 2023

For the three months ended March 31, 2024 and 2023, we had no revenues and operating expenses of $20,579 and $26,971, respectively. The decrease in operating expenses results primarily from a decrease in professional and consulting fees of $2,960 and rent expense of $3,000. For the three-month period ended March 31, 2024 we recognized interest expense of $1,247. We had a net loss of $21,826 in 2024, compared to a net loss of $28,204 in 2023. We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

Based on that evaluation, as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2024, we have not purchased any equity securities nor have any officers or directors of the Company.

Item 3. Defaults Upon Senior Securities.

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

NU-MED PLUS, INC.,

(Registrant)

May 15, 2024                                                                                          By: /s/ William Hayde

William Hayde, CEO/Principal Executive Officer

May 15, 2024                                                                                          By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting Officer