Form 10-Q
period 2024-09-30
Nu-Med Plus, Inc.
filed 2024-11-14
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Not applicable.

Applicable Only to Corporate Issuers:

Class Outstanding as of November 14, 2024

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2024.

83,548,469 shares of $0.001 par value common stock on November 14, 2024

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2024

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the Form 10-K for the period ended December 31, 2023, accompanying notes, and with the historical financial information of the Company. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

Nu-Med Plus, Inc.

Financial Statements

(Unaudited)

NU-MED PLUS, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2024 (unaudited)	2023
ASSETS
Current assets
Cash	$ 4,041	$ 6,806
Prepaid expenses	2,800	6,650
Total current assets	6,841	13,456
Long-term assets
Property and equipment, net	-	-
Total assets	$ 6,841	$ 13,456

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 19,850	$ 8,089
Accounts payable – related party	74,479	46,118
Note payable	100,000	100,000
Accrued expenses	17,053	6,000
Total current liabilities	211,382	160,207
Long-term liabilities	-	-
Total liabilities	211,382	160,207
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 83,548,469 and 83,548,469 shares issued and outstanding, as of September 30, 2024 and December 31, 2023, respectively.	83,549	83,549
Additional paid-in capital	9,594,687	9,594,687
Accumulated deficit	(9,882,777)	(9,824,987)
Total stockholders' deficit	(204,541)	(146,751)
Total liabilities and stockholders' deficit	$ 6,841	$ 13,456

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative expense	9,467	8,846	28,287	21,835
Rent expense	-	3,300	300	9,900
Professional and consulting fees	7,950	3,000	25,450	33,455
Total operating expenses	17,417	15,146	54,037	65,190

Operating Loss	(17,417)	(15,146)	(54,037)	(65,190)

Other income (expense)
Interest expense	(1,260)	(1,260)	(3,753)	(3,740)
Total other income (expense)	(1,260)	(1,260)	(3,753)	(3,740)

Net loss before income tax	(18,677)	(16,406)	(57,790)	(68,930)

Income tax expense	-	-	-	-

Net loss	$(18,677)	$(16,406)	$(57,790)	$(68,930)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	81,348,469	81,348,469	81,348,469	81,348,469

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Condensed Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance, January 1, 2024	-	$ -	83,548,469	$ 83,549	$ 9,594,687	$ (9,824,987)	$ (146,751)

Net loss for the three months ended March 31, 2024	-	-	-	-	-	(21,826)	(21,826)

Balance, March 31, 2024	-	-	83,548,469	$ 83,549	$ 9,594,687	$ (9,846,813)	$ (168,577)

Net loss for the three months ended June 30, 2024	-	-	-	-	-	(17,287)	(17,287)

Balance, June 30, 2024	-	-	83,548,469	$ 83,549	$ 9,594,687	$ (9,864,100)	$ (185,864)

Net loss for the three months ended September 30, 2024	-	-	-	-	-	(18,677)	(18,677)

Balance, September 30, 2024	-	$ -	83,548,469	$83,549	$9,594,687	$(9,882,777)	$ (204,541)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance, January 1, 2023	-	$ -	81,348,469	$ 81,349	$ 9,555,087	$ (9,699,461)	$ (63,025)

Net loss for the three months ended March 31, 2023	-	-	-	-	-	(28,204)	(28,204)

Balance, March 31, 2023	-	-	81,348,469	$ 81,349	$ 9,555,087	$ (9,727,665)	$ (91,229)

Net loss for the three months ended June 30, 2023	-	-	-	-	-	(24,320)	(24,320)

Balance, June 30, 2023	-	-	81,348,469	$ 81,349	$ 9,555,087	$ (9,751,985)	$ (115,549)

Net loss for the three months ended September 30, 2023	-	-	-	-	-	(16,406)	(16,406)

Balance, September 30, 2023	-	$ -	81,348,469	$81,349	$9,555,087	$(9,768,391)	$ (131,955)

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Cash flows from operating activities:
Net loss	$(57,790)	$ (68,930)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	3,850	3,690
Accounts payable	11,761	(607)
Accounts payable-related party	28,361	-
Accrued expense	11,053	3,740
Net cash used in operating activities	(2,765)	(62,107)
Cash flows from investing activities:
Net cash provided by investing activities	-	-
Cash flows from financing activities
Net cash provided by financing activities	-	-
Net change in cash	(2,765)	(62,107)
Cash at beginning of period	6,806	73,195
Cash at end of period	$ 4,041	$ 11,088
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income tax	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

September 30, 2024

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

On October 28, 2024 the Company received notice from YSA that they were terminating the Share Exchange Agreement. Accompanying their notice was a letter of resignation from Mr. Colvin, resigning his position as President, Chief Executive Officer, and Director effective immediately. The Board of Directors of the Company accepted the resignation and appointed Mr. Hayde to the office of President and Chief Executive Officer. The Company filed a Form 8-K disclosing the termination of the Share Exchange Agreement and the change in executive officers on October 30, 2024.

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

g. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement. The company included -0- and -0- shares subscribed but unissued in its calculation of basic and diluted earnings per share for the nine months ended September 30, 2024 and 2023, respectively.

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of September 30, 2024 and 2023 there were -0- and -0-, respectively, potential dilutive shares that needed to be considered as common share equivalents. As of September 30, 2024 and 2023 there were no dilutive shares and the basic and diluted calculation is the same. Had there been dilutive shares they would have been excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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

NOTE 2 - GOING CONCERN

The Company acknowledges that the funds on hand as of September 30, 2024, will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through November 30, 2024. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023

Computer and office equipment	$ 83,893	$ 90,368
Accumulated depreciation	(83,893)	(90,368)
Total Property and Equipment	$ -	$ -

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $-0- and $-0-, respectively.

NOTE 4 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at September 30, 2024

NOTE 5 - COMMON STOCK

There are 90,000,000 shares of common stock with a par value of $0.001 authorized. At September 30, 2024 and December 31, 2023, there were 83,548,469 and 83,548,469 shares of common stock issued and outstanding, respectively.

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

NOTE 8 - SUBSEQUENT EVENTS

YourSpace America notified the Company on October 28, 2024 that they were terminating the Share Exchange Agreement. The Company accordingly filed a Form 8-K on October 30, 2024 disclosing the termination of that agreement and the change in executive officers resulting from that termination. (See Note 1 )

The Company has evaluated all other subsequent events pursuant to ASC Topic 855 and has determined that there are no events that require disclosure as of the date of issuance.

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

On April 25, 2024, Nu-Med Plus, Inc. (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) for the merger of YourSpace America, Inc. (“YSA”) into the Company (the “Transaction”). The Company and YSA may be referred to herein each as a “Party” and, collectively, as the “Parties.” While the terms have been set, the agreed-upon transaction will not be closed until the completion of the YSA audit for the year ended December 31, 2023. On August 12, 2024, the Shae Exchange Agreement was amended to provide that the closing would take place upon the completion of the audit of the YSA financial statements for the year ended December 31, 2023.

On October 28, 2024 the Company received notice from YSA that they were terminating the Share Exchange Agreement. Accompanying their notice was a letter of resignation from Mr. Colvin, resigning his position as President, Chief Executive Officer, and Director effective immediately. The Board of Directors of the Company accepted the resignation and appointed Mr. Hayde to the office of President and Chief Executive Officer. The Company filed a Form 8-K disclosing the termination of the Share Exchange Agreement and the change in executive officers on October 30, 2024.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2024, we had assets of $6,841 with current assets of $6,841 and liabilities of $211,382. Our current assets consisted primarily of $4,041 in cash and prepaid expenses in the amount of $2,800. Our working capital deficiency at September 30, 2024 was $204,541. We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward. We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts. Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders. We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization. Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to the completion of the testing phase. Any refinement or modification of the product after the prototype is developed would also require additional capital. At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

Three Month Periods Ended September 30, 2024 and 2023

For the three months ended September 30, 2024 and 2023, we had no revenues and operating expenses of $17,417 and $15,146, respectively. The increase in operating expenses results primarily from increases in professional fees of $4,950 and filing fees of $2,188, offset by a decrease in investor relations fees of $3,298 and rent expense of $3,300. For the three-month period ended September 30, 2024 we recognized interest expense of $1,260. We had a net loss of $18,677 in 2024, compared to a net loss of $16,406 in 2023. We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

Nine Month Periods Ended September 30, 2024 and 2023

For the nine months ended September 30, 2024 and 2023, we had no revenues and operating expenses of $54,037 and $65,190, respectively. The decrease in operating expenses results primarily from a decrease in legal fees of $4,200 and rent expense of $9,600. For the nine-month period ended September 30, 2024 we recognized interest expense of $3,753. We had a net loss of $57,790 in 2024, compared to a net loss of $68,930 in 2023. We do not anticipate any revenue for the foreseeable future as our products are still in the development stage

Off-Balance Sheet Arrangements.

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

Based on that evaluation, as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2024, we have not purchased any equity securities nor have any officers or directors of the Company.

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

NU-MED PLUS, INC.,

(Registrant)

November 14, 2024                                                                     By: /s/ William Hayde

William Hayde, CEO/Principal Executive Officer

November 14, 2024                                                                     By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting Officer