Form 10-K
period 2024-12-31
Nu-Med Plus, Inc.
filed 2025-03-31
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: At June 30, 2024, the Company’s last sale price of its stock was $0.0740 resulting in an aggregate market value of our common stock held by non-affiliates of $3,235,074.

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 31, 2025

Common Stock	83,548,469

Documents incorporated by reference: None

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	28
Signatures		30

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

EMERGING GROWTH COMPANY STATUS

As part of the Jumpstart Startups Act of 2012 (“JOBS ACT”), companies with less than $1.0 billion in gross revenue can qualify as an “emerging growth company.” We will qualify as an emerging growth company as defined in the JOBS Act, and, as such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (ii) reduced disclosure obligations regarding executive compensation in our periodic and annual reports, (iii) not being required to comply with certain new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, and (iv) not being required to obtain stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of the reduced disclosure obligations. Additionally, we qualify as a “Smaller Reporting Company” and also have the advantage of not being required to provide the same level of disclosure as larger companies. Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with effective public company dates.

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

1.	Nitric oxide proprietary formulation. Generates nitric oxide gas on demand, eliminating the need for compressed gas cylinders.

2. A hospital delivery device with controls and safety monitors built in that delivers inhaled nitric oxide to a patient at therapeutic levels. This delivery system is intended for hospitals, specifically intensive care units. The goal is to have a system that delivers a metered therapeutic dose (up to 40 ppm) of nitric oxide via a ventilator. The core technology allows dilution of nitric oxide to therapeutic levels to be accomplished without the use of injectors or valves. Safeguards such as concentration monitoring, flow and gas purity would be standard.

3. A clinical delivery unit that is designed for treatment in an office or physician’s clinic. A unit powered by a wall outlet, administration of the nitric oxide would be via cannula or non-rebreather face mask

4. A compact, mobile/portable rechargeable device to deliver inhaled nitric oxide gas. The portable system necessitates a design which can be deployed where a reliable source of power is not available or is difficult to access. The key feature is a rechargeable battery pack that powers the unit for the full duration of a therapeutic session. It can be recharged using existing electrical sources, a solar array or other alternative energy sources. The unit is designed as a low power but fully functional nitric oxide delivery system for inhalation therapy, that can be used as a transport device during the movement of a patient or as a delivery device in those remote areas of the world that do not currently have electrical power readily available.

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

A longer-term goal is to further develop our proprietary compound formulation option that will be utilized to produce medical-grade nitric oxide for use in all delivery units. Management believes that with the further refinement of our formulation, we can make and filter medical grade nitric oxide gas with minimal amounts of nitrogen dioxide, and that this process can produce medical grade nitric oxide gas in ample quantities for any current or prospective use and hopefully at a price less than that of all currently available technologies.  For a number of years, the only approved and available medical grade nitric oxide delivery device was a product named Inomax. Since this is a single source market there is no price competition and price is set at a "market can bear" level. We believe, given this structure, there is ample room for a competitive response from NU-MED using on site generated nitric oxide at a lower cost to penetrate the market. The cost of materials and labor for the NU-MED product is anticipated to be low, while still providing attractive margins. Our product must have a known shelf life and be available in various configurations to yield known concentrations and volumes of gas.  Packaging is a critical developmental process that we will address after completion of our formulation.

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

All human medical uses of nitric oxide gas require FDA approval prior to initiating sales in the United States and the approval of similar international agencies in their respective countries.  Approval can be a long and expensive process, with no assurance that any such approval can or will be obtained. Our products from the compound formulation for nitric oxide to our delivery machines will have to be approved by the FDA prior to any sales for human use. Although the FDA can approve “uses” for nitric oxide and such uses can be expanded, our products, both the formulations and equipment, would also have to be approved to be used in association with the treatment using nitric oxide. Accordingly, although the use of nitric oxide for the treatment of hypoxia in newborns is approved by the FDA, we still will need to have our dispensing unit and compound approved by the FDA for such treatment. In order for our dispensing unit to be used we would not have to prove the efficacy of the treatment but only that our product and compounds are “substantially equivalent” to those already approved by the FDA. Even this level of approval requires time, carries substantial costs, and creates additional uncertainty as to our ability to bring a product to the marketplace. We currently do not have the funds to seek such approval. We are currently working to secure funding that will enable us to submit the hospital unit for FDA approval.

Current Product Development Status

Following is a discussion of the development state of each of the products. However, no further development work is planned until such time as adequate funding is in place to ensure the products can be finalized, tested and made ready for submission of approval to the FDA.

Hospital NO Unit. Our team has created an initial prototype and is nearing completion of the first production unit for use as a hospital nitric oxide gas delivery system. The device delivers a continuous intra-breath concentration of therapeutic NO to patients who are on a ventilator in a hospital setting. We are performing internal testing on the accuracy of the machine and dosage prior to moving forward with any animal or human tests. With any medical product, it will take a period of refinement and testing before the product is ready for the market.

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

Future Product Development. Utilizing our core technology, our newest product to be investigated is a one-time Single Treatment Disposable unit which will give rapid access to short-term NO treatment. The entire unit is disposed of after treatment and is unique in the marketplace, with no competitive product available. We also are investigating a Wound Healing System which may reduce the surgical loss of a partial or full foot for diabetics by healing diabetic wounds and sores caused by their disease.

Existing Clinical Applications of Inhaled Nitric Oxide and Potential Markets

Nitric oxide can be safely inhaled utilizing our delivery device, through a ventilator, face mask, by nasal cannula, or via an endotracheal tube. An ideal inhaled NO delivery device requires delivery synchronized with respiration and minimal production of NO2 and should be simple to use with full monitoring capacity (high and low alarms and precise monitoring of NO, NO2, and O2). Our delivery devices were designed with all of these requirements in mind. As a result, we believe it will be the best and most efficient delivery system available when it is commercialized.

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

Competition

Large companies with established brand names have a distinct advantage in the medical device arena. The cost of developing a device, followed by the costs of testing and licensing, favor larger, well-financed and established companies. It will be difficult for NU-MED to compete in this industry, and we will be required to focus on the niche products if we hope to be able to compete. The number of companies that have a product or products involving nitric oxide and free radicals is quite large and difficult to determine precisely as this is not the focus of these companies.

In addition to companies that may be working on similar solutions in the nitric oxide space but have not been public in any product offerings, NU-MED considers the following companies as direct competitors in the nitric oxide market space which they anticipate entering. This does not preclude that large pharmaceutical or medical supply companies will enter the critical care market with substantially similar products or systems.

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

Beyond Air (formerly AIT Therapeutics) (AITB) is a company that has acquired technology that produces nitric oxide from air through electrical discharge. They are currently in clinical trials testing the product for use in the treatment of cystic fibrosis and chronic obstructive pulmonary distress.

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

Regulations

Our proposed products would use nitric oxide gas for use in medical treatment. Accordingly, our products will require prior FDA Class II approval. We have not submitted our products for approval, and it is expected to take many years and may not be obtained, even after expending substantial resources in such efforts. Various laws and regulations govern or influence the research and development, manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals and the subsequent compliance with applicable laws and regulations require the expenditure of substantial resources. Any failure by us to obtain or maintain, or any delay in obtaining or maintaining, regulatory approvals could materially adversely affect our business. Our policy will be to conduct our research and development activities in compliance with current FDA guidelines and with comparable guidelines in other countries where we may be conducting clinical trials or other developmental activities.

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

Clinical testing of an unapproved significant-risk medical device requires FDA approval in the form of an Investigational Device Exemption (IDE). The IDE application provides information to the FDA on device design and qualifications, as well as on the study protocol. The FDA is mandated to respond to the IDE application within 30 days. An IDE may also be required for studies in which an approved device is used for a purpose distinct from its approved indication. This is typically the case when a trial is sponsored by a company for the purpose of expanding the indication of a device or making significant changes in the instructions for use.

Medical devices are regulated in the United States by the Center for Devices and Radiological Health (CDRH) of the FDA. The FDA/CDRH mandate is to promote and protect public health by making safe and effective medical devices available in a timely manner. The standard for demonstrating safety and effectiveness is determined in part by the risk associated with the device in question. Devices are classified according to their perceived risk using a 3-tiered system (Class I, II, or III).

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

Clinical development of a new Class III device is typically divided into pilot and pivotal trial phases. The purpose of the pilot phase (starting with first clinical use) is to establish safety and to assist in design of the pivotal trial. Pilot-phase testing is typically limited to fewer than 100 patients treated at a few centers. The purpose of the pivotal trial is to generate data that defines patient populations in which use of the device is safe and effective. The dialogue initiated during the pre-IDE meeting continues and intensifies between the FDA/CDRH and the company over the specifics of the pivotal trial and includes the patient population, the control group against which the new device will be evaluated, and the primary and secondary end points of the evaluation. For first-in-class devices, e.g. drug-eluting stents, where there are few data regarding short- or long-term outcomes, the FDA/CDRH requires prospective randomized controlled studies. High profile devices that require randomized data for approval are the exception rather than the rule. The vast majority of device clinical trials are case series that carefully document product performance. Still more products are approved as “tools.”

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

The specifics regarding study design may have a profound impact on the time and cost of bringing a new device to market. Though the primary mission of the FDA/CDRH is to ensure safety and effectiveness of commercially available devices, when exerting regulatory oversight, the agency must balance its primary mission with the costs of introducing new technologies to the clinical marketplace. This has been codified by the FDA Modernization Act and the FDA Modernization Act-II, which require the agency to pursue the “least burdensome means” available to establish device safety and efficacy. The trial must be conducted according to good clinical practices standards, with the approval of the local IRB at each participating center.

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

Though there are many similarities in the regulatory process in the United States and countries within the European Union, there are important differences that impact the time and cost associated with the introduction of a new medical device. The European Union system relies heavily on notified bodies (NBs), which are independent commercial organizations to implement regulatory control over medical devices. NBs have the ability to issue the CE mark, the official marking required for certain medical devices. NBs are designated, monitored, and audited by the relevant member states via the competent national authorities. Many functions performed by the FDA/CDRH within the United States are performed by NBs, including medical device certification, device type designation, assessment and verification of quality systems, and review of design dossiers for high-risk devices. Currently, there are more than 50 active NBs within Europe. A company is free to choose any notified body designated to cover the particular class of device under review. After approval, post-market surveillance functions are the responsibility of the member state via the competent authority. NBs typically function in a closed manner, providing little visibility on criteria required for approval. This dynamic allows for a high degree of variation as well as competition among NBs. As a result, NBs are perceived by industry to be less bureaucratic organizations that can respond more quickly and efficiently than the FDA.

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

In addition to the foregoing, our present and future business may be subject to various laws and regulations relating to safe working conditions, clinical, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research, as well as national restrictions on technology transfer, and import, export and customs regulations and similar laws and regulations in foreign countries. Due to the extensive regulatory requirements, management does not anticipate any submittals for some time until the technology is more developed and tested in the lab. At such time as management feels initial submittals are warranted, significant additional capital will need to be raised to proceed with even initial submittals. As such, we believe any commercialization of our product is years away and we will continue to be reliant on loans and stock sales to stay in business.

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

NU-MED is a development-stage business. NU-MED has focused on the development of medical products which require extensive capital investment and can be a very lengthy process subject to extensive regulatory approval. The ultimate success of NU-MED and its products is very uncertain. Investors will therefore be placing their money in an undercapitalized company with no proven operations.

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

The continuing efforts of government and third-party payers to contain or reduce the costs of health care may limit our commercial opportunity. If government and other third-party payers do not provide adequate coverage and reimbursement for any product we bring to market, doctors may not prescribe them, or patients may ask to have their physicians prescribe competing treatments with more favorable reimbursement. In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. In addition, we expect that increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we receive for any products in the future. Further, cost control initiatives could impair our ability to commercialize our products and our ability to earn revenues from this commercialization.

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

We are a small Company with a limited number of employees, which makes it impossible to implement the internal controls that provide investors with assurances as to reporting accuracies.

We have stated in Item 9A. Controls and Procedures that because there are material weaknesses in internal controls due to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, and the limited size of our management team in general.

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

The board of directors has authority, without action by or vote of the shareholders, to issue all or part of the authorized but unissued shares. In addition, the board of directors has authority, without action by or vote of the shareholders, to fix and determine the rights, preferences, and privileges of the preferred stock, which may be given voting rights superior to that of the common stock. Any issuance of additional shares of common stock or preferred stock will dilute the ownership percentage of shareholders and may further dilute the book value of our shares. It is likely we will seek additional capital in the future to fund operations. Any future capital will most likely reduce current shareholders’ percentage of ownership. Additionally, with the board of directors having the ability to set the rights, preferences and privileges of the preferred stock the board of directors, without shareholder approval, can create classes of stock which are superior to the common stock in both voting and preferences, including dividend and liquidation preferences. As such, current and future holders of common stock may have less voting power per share and dividend rights than subsequently issued preferred stock.

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

Our business plan was developed by our officers and will depend on their ability to design and create the initial models for our products. Without their expertise, it is unlikely we will be able to complete the development and design of initial products. We do not have the funds, at this time, to hire additional personnel, and without current management it is unlikely we will be able to obtain further funding. The loss of any member of management would severely hinder our ability to develop our proposed products. A failure on our part to retain the services of these key personnel could have a material adverse effect on our operating results and financial conditions. We do not maintain key man life insurance on any of our employees.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our cybersecurity policies, standards, processes and practices are based on applicable laws and regulations and informed by industry standards and industry-recognized practices. Our strategy to assess, identify, and manage material cybersecurity risks is focused on preserving the confidentiality, security, and availability of our information systems and data. We implement security measures and processes to identify, prevent, and mitigate cybersecurity threats and to effectively respond to cybersecurity incidents when they occur. Our cyber risk management includes: (1) enterprise risk management to identify top cybersecurity risks; (2) vulnerability management to identify software vulnerabilities and risks related to compute infrastructure; (3) vendor risk management to identify risks related to third parties and business partners; (4) privacy risk management to identify privacy risks in our product and platforms and ensure regulatory compliance; and (5) security incident response to investigate, respond to, and mitigate cyberthreats. As needed, we will engage third parties to identify risks in our underlying software and infrastructure, to provide threat intelligence, and to assist in triaging, identifying, and responding to cyber threats.

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents.

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

ITEM 2. PROPERTIES

NU-MED’s corporate office is at 640 Belle Terre Rd., Building E 2, Port Jefferson, NY 11777. Our R&D facility is located at 5718 W Dannon Way, Suite B, West Jordan, UT 84081. The executive office arrangement provides us the flexibility to expand our corporate offices as needed, without being committed to long-term overhead for office space we currently do not need. Our executive office and laboratory space are currently being provided to the Company at no cost. Management believes these facilities will serve our purposes for at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINING SAFETY DISCLOSURE

NU-MED has no mining operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the over-the-counter bulletin board and OTCQB under the symbol NUMD. The first sale of shares occurred in the third quarter of 2014. The Company’s common stock has traded sporadically and in low volume. Our closing stock price on January 31, 2025 was $0.0141 per share.

At March 31, 2025, the Company had approximately 155 shareholders of record. As of March 31, 2025, the Company had 83,548,469 shares of its Common Stock issued and outstanding.

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

CRITICAL ACCOUNTING POLICIES

Accounting policies are detailed in Note 2 of the financial statements.

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

Our lab has been successfully equipped and we are proceeding with the development of our proprietary product technology. Our technology is at the early development stage and management plans are to concentrate on further improvement of our technology. Our budget requirements for the next year will be centered upon factors relating to the testing, research and enhancement with the intention being to patent our formulation and design. Included in our budget for the next year is the costs of chemical standards, gases and equipment we have projected we will need. Contained also within our budget are auditing costs and legal fees, which include patent filing expenses. Projected costs to continue operation for the next year are $1,250,000 and may increase depending on the costs of patent applications, submission of products to the FDA for approval and ongoing development work. At this time, we do not have the funds to operate at this level and are seeking financing either through debt or equity. If we cannot raise the needed capital we may not be able to remain in business.

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

Liquidity and Capital Resources

At December 31, 2024, we had total assets of $9,373 with current assets of $9,373 and total liabilities of $224,469. Our current assets consisted of cash in the amount of $2,373. At December 31, 2023, we had assets of $13,456 with current assets of $13,456 and liabilities of $160,207. We currently have sufficient cash to pay ongoing expenses for the next two months, after which we will have to rely on loans from shareholders to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward. We currently have no commitments for the needed capital. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts. Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales and potential loans from investors and shareholders. If we are unable to raise additional capital, we will be forced to suspend operations until such capital can be raised or go out of business. We cannot project the full costs to bring our proposed product to market or the timing of such commercialization. Given that our product is in the medical field, testing is very expensive, and we will need additional capital prior to completing the testing phase. Any refinement or modification of the product after the prototype is developed would also require additional capital. At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the year ended December 31, 2024, we had no revenues, operating expenses of $63,331 and interest expense of $5,014,resulting in a net loss of $68,345. This compares to a net loss for the year ended December 31, 2023 of $125,526. Operating expenses in 2024 decreased $57,195 over 2023 due primarily from the reduction of stock-based compensation by $41,800, rent expense by $12,600 and professional fees of $5,362. The net loss in 2023 was the result of $120,526 of operating expenses. We anticipate we will have operating losses for the foreseeable future and for the losses to increase as we work to evaluate a potential merger. Additionally, we are preparing patent applications which will require additional capital to pay for outside attorneys and consultants. We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements, and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - 2013. Based on this evaluation, our management concluded that, as of December 31, 2024, our internal controls over financial reporting were not effective to provide reasonable assurances based on the above criteria.

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

Name	Age	Title
William Hayde	60	CEO, Director
Keith Merrell	79	Chief Financial Officer, Director
Jeffrey L. Robins	76	Director

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last two completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation during such period (as determined at December 31, 2024, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
William Hayde	2024	$ --	--	$ -	--	--	--	$ --
CEO	2023	--	--	19,000	--	--	--	19,000

Jeffrey L.Robins	2024	$ --	--	--	--	--	--	$ --
Director	2023	--	--	$ 3,800	--	--	--	3,800

Keith L. Merrell	2024	$ --	--	$ --	--	--	--	$ --
CFO	2023	--	--	19,000	--	--	--	19,000

________________

Mr. Hayde joined the Company as President/CEO in September 2022.

Mr. Robins relinquished his position as President/CEO in September 2022 but continues as a Director.

Mr. Merrell joined the Company in August 2015.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at fiscal year-end 2024 or 2023.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2024 and 2023, there were no stock options or SAR Grants.

Stock Option Exercise

In fiscal 2024 and 2023, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2024 or 2023 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, for attendance at each meeting of the board of directors and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefrom. We did not compensate our directors for service on the Board of Directors during fiscal 2024. During 2023 the President and CFO were each granted 1,000,000 shares of restricted common stock and a director was granted 200,000 shares of restricted common stock for their service.

No other compensation arrangements exist between NU-MED and our officers and directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The Company has employment contracts with our executive officers. Outside of these agreements, no other compensatory plan or arrangements exist between the Company and our executive officers that results, or will result from the resignation, retirement or any other termination of such executive officers’ employment with the Company, or from a change in control.

Report on Executive Compensation

The Board of Directors determines the compensation of NU-MED’s executive officer and president and sets policies for, and reviews with the chief executive officer and president, the compensation awarded to the other principal executives, if any. The compensation policies utilized by the Board of Directors are intended to enable NU-MED to attract, retain and motivate executive officers to meet our goals using appropriate combinations of base salary and incentive compensation in the form of stock options. Generally, compensation decisions are based on contractual commitments, if any, as well as corporate performance, the level of individual responsibility of the particular executive and individual performance. At this time the Board of Directors has determined no compensation is warranted to the officers and directors until such time as a merger is completed or business operation is established. At such time executive compensation on an ongoing basis will be reviewed.

Code of Ethics

We do not have a code of ethics.

Option Plans

NU-MED has no option plans and no outstanding options.

Board of Directors Interlocks and Insider Participation in Compensation Decisions

No such interlocks existed nor were such decisions made during fiscal years 2024 or 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of March 31, 2025, with respect to the beneficial ownership of the Company’s common stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock. At March 31, 2025, there were 83,548,469 shares of common stock outstanding.

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

At this time, we have three directors, none of which qualify as independent. One of our directors is a founder and major shareholder of NU-MED. Additionally, given the limited size of our board of directors, we have not set up any committees of the board of directors such as compensation, audit or nominating committees. As our operations expand, we hope to be able to add outside directors and set up these committees, but at this time, do not know when we will be able to add additional directors and set up such committees.

Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has selected Fruci & Associates II, PLLC as its independent public accounting firm, effective with the audit of our 2024 financial results. Expected fees to be paid are:

1) Audit Fees - The aggregate fees incurred for professional services rendered by our principal accountant for the audit of our annual financial statements ending December 31, 2023 was $23,861. It is anticipated that professional fees rendered by our principal account for the audit of our financial statements ending December 31, 2024 will be approximately $16,000 and $3,750 for the review of each of our quarterly financial statements during the initial three quarters of 2024.

2) Audit-Related Fees. $0 and $0.

3) Tax Fees. $0 and $0.

4) All Other Fees. $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

(a)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

None.

(a)(3) EXHIBITS. The following exhibits are included as part of this report:

Exhibit Number	SEC Reference Number	Title of Document	Location
Item 3 Articles of Incorporation and Bylaws
3.01	3	Articles of Incorporation	Incorporated by reference*

3.02	3	Bylaws	Incorporated by reference*

Item 4 Instruments Defining the Rights of Security Holders

4.01	4	Specimen Stock Certificate	Incorporated by reference*

10.01	10	Consulting Contract - SCS	Incorporated by reference**

10.02	10	Amended Promissory Note - SCS	Incorporated by reference***

10.03	10	Promissory Note - SCS	Incorporated by reference***

31.01	31	CEO certification	This filing

31.02	31	CFO certification	This filing

32.01	32	CEO certification	This filing

32.02	32	CFO certification	This filing

101. INS XBRL Instance

101. XSD  XBRL Schema

101. CAL XBRL Calculation

101. DEF XBRL Definition

101. LAB XBRL Label

101. PRE XBRL Presentation

*The exhibits were filed with the original Form 10 filed by NU-MED on December 10, 2012, file number 000-54808.

**The consulting contract was filed on Form 8-K dated January 7, 2014 and filed on January 8, 2014.

***Amended note filed with the Form 8-K dated September 27, 2013, and filed on October 1, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU-MED PLUS, INC.

March 31, 2025	By: /s/ William Hayde
William Hayde, CEO, Principal Executive

March 31, 2025	By: /s/ Keith L. Merrell
Keith L. Merrell, CFO/Principal Accounting Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/s/ William Hayde	Director, CEO, President	March 31, 2025
William Hayde

/s/ Jeffrey L. Robins	Director	March 31, 2025
Jeffrey L. Robins

/s/ Keith L. Merrell	Director, CFO	March 31, 2025
Keith L. Merrell

Nu-Med Plus, Inc.

Financial Statements

December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nu-Med Plus, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nu-Med Plus, Inc.(“the Company”) as of December 31, 2024 and 2023, and the related statements of operations, statements of stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operating activities and an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Fruci & Associates II, PLLC - PCAOB ID #05525

We have served as the Company’s auditor since 2023.

Spokane, Washington

March 31, 2025

NU-MED PLUS, INC.

Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash	$ 2,373	$ 6,806
Prepaid expense	7,000	6,650
Total current assets	9,373	13,456
Total assets	$ 9,373	$ 13,456

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 43,040	$ 8,089
Accounts payable – related party	66,710	46,118
Note payable	100,000	100,000
Accrued expense	14,719	6,000
Total current liabilities	224,469	160,207
Long-term liabilities	-	-
Total liabilities	224,469	160,207
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock; $0.001 par value per share; 10,000,000 authorized; -0- and -0- shares issued and outstanding, as of December 31, 2024 and 2023, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 83,548,469 and 83,548,469 shares issued and outstanding, as of December 31, 2024 and 2023, respectively.	83,549	83,549
Additional paid-in capital	9,594,687	9,594,687
Accumulated deficit	(9,893,332)	(9,824,987)
Total stockholders' deficit	(215,096)	(146,751)
Total liabilities and stockholders' deficit	$ 9,373	$ 13,456

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Operations

	Year ended	Year ended
	December 31, 2024	December 31, 2023
Revenue	$ -	$ -

Operating expenses
General and administrative expense	34,324	27,557
Payroll expense	-	41,800
Rent expense	300	12,900
Professional and consulting fees	28,707	38,269
Total operating expenses	63,331	120,526

Operating loss	(63,331)	(120,526)

Other income (expense)
Interest expense	(5,014)	(5,000)
Total other income (expense)	(5,014)	(5,000)
Loss before income taxes	(68,345)	(125,526)
Income tax expense	-	-

Net loss	$ (68,345)	$ (125,526)

Basic and diluted earnings per share	$ (0.00)	$ (0.00)
Weighted average common shares outstanding – basic and diluted	83,548,469	81,673,948

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	-	$ -	81,348,469	$ 81,469	$9,555,087	$(9,699,461)	$ (63,025)
Common Stock issued for services	-	-	2,200,000	2,200	39,600	-	41,800
Net loss for the year ended December 31, 2023	-	-	-	-	-	(125,526)	(125,526)
Balance, December 31, 2023	-	$ -	83,548,469	$ 83,549	$9,594,687	$(9,824,987)	$ (146,751)
Net loss for the year ended December 31, 2024	-	-	-	-	-	(68,345)	(68,345)
Balance, December 31, 2024	-	$ -	83,548,469	$ 83,549	$ 9,594,687	$(9,893,332)	$ (215,096)

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Cash Flows

	Year ended December 31, 2024	Year ended December 31, 2023
Cash flows from operating activities:
Net income (loss)	$ (68,345)	$ (125,526)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	-	41,800
Prepaid expenses	(350)	(300)
Accounts payable	34,951	897
Related party payables	20,592	11,740
Accrued expense	8,719	5,000
Net cash used in operating activities	(4,433)	(66,389)

Cash flows from financing activities	-	-
Net cash provided by financing activities	-	-

Cash flows from investing activities
Net change provided by investing activities	-	-
Net change in cash	(4,433)	(66,389)
Cash at beginning of period	6,806	73,195

Cash at end of period	$ 2,373	$ 6,806
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2024 and 2023

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nu-Med Plus, Inc. (or “the Company”) is an emerging growth early-stage medical device company principally engaged in the design, innovation, development, enhancement and commercialization of beginning, early, and selective later-stage quality medical devices. The Company's immediate focus was on the development of Nitric Oxide delivery devices, including a hospital unit, a clinical unit to be used in doctors’ offices and extended care facilities, a portable unit and a single use disposable unit. We were also developing a powder formulation to generate Nitric Oxide that is 99% pure, with a one-year shelf life, a "desktop" generator device with controls plus safety monitors built in that delivers inhaled Nitric Oxide to replace expensive pressurized canisters and a compact mobile rechargeable device to deliver inhaled Nitric Oxide gas. Development on these devices was suspended when adequate funding was not available to support their continued development. We are currently working to locate a merger partner that will be able to fund the final development of these products. The Company is incorporated in Utah.

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

	For the year ended December 31, 2024	For the year ended December 31, 2023

Net loss (numerator)	$ (68,345)	$ (125,526)
Shares (denominator)	83,548,469	81,673,948
Net earnings per share amount - basic	$ (0.00)	$ (0.00)
Shares (denominator)	83,548,469	81,673,948
Net earnings per share amount - diluted	$ (0.00)	$ (0.00)

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of December 31, 2024 and 2023 there were -0- and -0-, respectively, potential dilutive shares that needed to be considered as common share equivalents.

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

j. Segment Reporting

In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment’s expenses. The update improves the reportable segment disclosure requirements by requiring all entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”),report other segment items (segment revenue less the significant expenses disclosed and profit or loss) by reportable segment, title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires that if the CODM uses more than one measure of a segment’s net income or loss in assessing segment performance and deciding how to allocate resources, the entity may report one or more of these additional measures. We operate as one operating segment, and therefore one reportable segment. We manage business activities on a consolidated basis. Our determination that we operate as a single operating segment is consistent with the financial information regularly reviewed by our CODM. Our CODM is the Chief Executive Officer.

k. Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The new standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning in the first quarter of fiscal year 2028. Early adoption is permitted. The new standard is to be applied on a prospective basis, but retrospective application is permitted. The Company is evaluating the impact, if any, of adopting ASU 2024-03.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effect, if any, on its consolidated results of operation, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 3 - GOING CONCERN

The Company has incurred losses since inception, has negative cash flows from operating activities, and an accumulated deficit. The Company anticipates that the funds on hand as of December 31, 2024, will fund its reduced level of operations through approximately February 2025, but will not be sufficient to successfully prosecute its business plan. Funding through the sale of equity capital and short-term related parties and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative costs over the next 12 months will be required. Planned expenditures are approximately $1,250,000 for 2025. These factors raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company has begun the process of arranging for additional necessary funding and currently retains consultants for that purpose. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at December 31, 2024, and December 31, 2023:

	December 31, 2024	December 31, 2023

Computer and office equipment	$ 83,893	$ 83,893
Accumulated depreciation	(83,893)	(83,893)

Total Property and Equipment	$ -	$ -

Depreciation expense for the years ended December 31, 2024 and 2023 was $-0- and $-0-, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. At December 31, 2024 and 2023 there are -0- shares of preferred stock issued and outstanding.

NOTE 6 - COMMON STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 90,000,000 shares of common stock having a par value of $0.001 per share. At December 31, 2024 and 2023 there are 83,548,469 shares of preferred stock issued and outstanding.

Common Stock Issued to Officers:

The Company issued no shares of restricted common stock to officers and directors in the year ended December 31, 2024.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company currently has no lease obligations related to office space.

NOTE 8- RELATED PARTY TRANSACTIONS

Accounts Payable

During the years ended December 31, 2024 and 2023 the Chief Financial Officer provided to the Company $20,592 and $11,740, respectively, for the payment of operating expenses, bringing the total funds he has provided the company to $66,231. A director of the company also provided $478 for operating expenses during 2023. The total payable to officers and directors at December 31, 2024 is $66,710.

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

NOTE 9 - CONVERTIBLE PROMISSORY NOTE

On September 11, 2022 the Board of Directors authorized Mr. Hayde to issue a convertible note in the amount of $100,000 to Your Space, Inc. The note bears interest at the rate of 5% per annum and has a term date of December 31, 2023. The note had an original due date of December 31, 2023. The parties have mutually agreed to extend the due date to December 31, 2025. The Company may pay the principal and accrued interest at any time prior to the due date. The holder of the note may choose to convert the principal and accrued interest of the note to shares of common stock by providing notice of their intent to convert. The conversion rate provides for a 20% discount to the share price established in a liquidity event, such event defined as the trading of the stock on a major stock exchange. Should the note be unpaid at the due date the interest rate will increase to 15% per annum, with the interest to be paid monthly, which payment will be $1,250 per month.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and applicable state income tax rates to pretax income from continuing operations for the years ended December 31, 2024 and 2023, due to the following:

	2024	2023

Book Income (Loss)	$(17,462)	$(32,637)
Depreciation	-	-
Shares issued for services	-	-
Meals and entertainment	-	-
Amortization of debt discount	-	-
(Gain) Loss on derivative	-	-

Change in valuation allowance	$17,462	$32,637

Net deferred tax liabilities consist of the following components as of December 31, 2024, and 2023:

	2024	2023

Deferred tax assets:
NOL Carryover	$2,266,924	$2,198,579
Deferred tax liabilities
Depreciation	-	-
Valuation allowance	(2,266,924)	(2,198,579)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  If a change in ownership occurs, then net operating loss carryforwards may be limited as to use in future years.  At December 31, 2024, the Company had net operating loss carryforward of approximately $14,616,819 that may be offset against future taxable income from the year 2025 through 2038. The availability of some of the net operating loss will extend into 2039 if not previously utilized. During 2024, the Company evaluated its deferred tax assets and concluded that none of the asset is currently realizable and that a full valuation allowance should be recorded.

Included in the balance at December 31, 2024, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no other events that require disclosure as of the date of issuance.