Form 10-Q
period 2025-03-31
Nu-Med Plus, Inc.
filed 2025-05-22
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Not applicable.

Applicable Only to Corporate Issuers:

Class Outstanding as of May 22, 2025

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of May 22, 2025.

83,548,469 shares of $0.001 par value common stock on May 22, 2025

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2025

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the Form 10-K for the period ended December 31, 2024, accompanying notes, and with the historical financial information of the Company. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

NU-MED PLUS, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2025 (unaudited)	2024
ASSETS
Current assets
Cash	$ 2,373	$ 2,373
Prepaid expenses	2,800	7,000
Total current assets	5,173	9,373
Total assets	$ 5,173	$ 9,373

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 42,995	$ 43,040
Accounts payable – related party	77,460	66,710
Note payable	100,000	100,000
Accrued expenses	19,747	14,719
Total current liabilities	240,202	224,469
Long-term liabilities	-	-
Total liabilities	240,202	224,469
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 83,548,469 and 83,548,469 shares issued and outstanding, as of March 31, 2025 and December 31, 2024, respectively.	83,549	83,549
Additional paid-in capital	9,594,687	9,594,687
Accumulated deficit	(9,913,265)	(9,893,332)
Total stockholders' deficit	(235,029)	(215,096)
Total liabilities and stockholders' deficit	$ 5,173	$ 9,373

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024
Revenue	$ -	$ -

Operating expenses
General and administrative expense	5,705	5,984
Rent expense	-	300
Professional and consulting fees	12,995	14,295
Total operating expenses	18,700	20,579

Operating Loss	(18,700)	(20,579)

Other income (expense)
Interest expense	(1,233)	(1,247)
Total other income (expense)	(1,233)	(1,247)

Income tax expense	-	-

Net loss	$ (19,933)	$ (21,826)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average common shares outstanding - basic and diluted	83,548,469	83,548,469

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Condensed Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance, January 1, 2025	-	$ -	83,548,469	$ 83,549	$ 9,594,687	$ (9,893,332)	$ (215,096)

Net loss for the three months ended March 31, 2025	-	-	-	-	-	(19,933)	(19,933)

Balance, March 31, 2025	-	$ -	83,548,469	$83,549	$9,594,687	$(9,913,265)	$ (235,029)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance, January 1, 2024	-	$ -	83,548,469	$ 83,549	$ 9,594,687	$ (9,824,987)	$ (146,751)

Net loss for the three months ended March 31, 2024	-	-	-	-	-	(21,826)	(21,826)

Balance, March 31, 2024	-	$ -	83,548,469	$83,549	$9,594,687	$(9,846,813)	$ (168,577)

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024
Cash flows from operating activities:
Net loss	$(19,933)	$ (21,826)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Prepaid expenses	4,200	3,990
Accounts payable	(45)	8,368
Accounts payable-related party	10,750	471
Accrued expense	5,028	8,547
Net cash used in operating activities	-	(450)
Cash flows from investing activities:
Net cash provided by investing activities	-	-
Cash flows from financing activities
Net cash provided by financing activities	-	-
Net change in cash	-	(450)
Cash at beginning of period	2,373	6,806
Cash at end of period	$ 2,373	$ 6,356
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income tax	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

March 31, 2025

Unaudited

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of Nu-Med Plus, Inc. (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of Nu-Med Plus, Inc. for the year ended December 31, 2024 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2025. In particular, the Company’s significant accounting principles were presented as Note 1 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

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

g. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement. The company included -0- and -0- shares subscribed but unissued in its calculation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024, respectively.

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of March 31, 2025 and 2024 there were -0- and -0-, respectively, potential dilutive shares that needed to be considered as common share equivalents. As of March 31, 2025 and 2024 there were no dilutive shares and the basic and diluted calculation is the same. Had there been dilutive shares they would have been excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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

NOTE 2 - GOING CONCERN

The Company acknowledges that the funds on hand as of March 31, 2025, will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through June 30, 2025. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024

Computer and office equipment	$ 83,893	$ 83,893
Accumulated depreciation	(83,893)	(83,893)
Total Property and Equipment	$ -	$ -

Depreciation expense for the three months ended March 31, 2025 and 2024 was $-0- and $-0-, respectively.

NOTE 4 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at March 31, 2025.

NOTE 5 - COMMON STOCK

There are 90,000,000 shares of common stock with a par value of $0.001 authorized. At March 31, 2025 and December 31, 2024, there were 83,548,469 and 83,548,469 shares of common stock issued and outstanding, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company is currently utilizing office space provided by its officers, for which no charge is being made. The Company also has a laboratory, for which no charge is being made.

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

We account for income taxes in accordance with the Tax Cuts and Jobs Act and SAB 118

BUSINESS OVERVIEW

NU-MED PLUS, INC., a Utah corporation (“NU-MED” or the “Company”) was incorporated in October 2011 in the state of Utah to develop, manufacture and market new technologies utilizing nitric oxide in the medical device field, primarily through the creation of a nitric oxide generating compound formulation and delivery systems. To date we have developed a hospital nitric oxide delivery system, a clinical nitric oxide delivery system, a mobile rechargeable device to deliver nitric oxide gas, and a nitric oxide system that can be used for research applications. NU-MED is headquartered in Port Jefferson, NY.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2025, we had assets of $5,173 with current assets of $5,173 and liabilities of $240,202. Our current assets consisted primarily of $2,373 in cash and prepaid expenses in the amount of $2,800. Our working capital deficiency at March 31, 2025 was $235,029. We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward. We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts. Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders. We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization. Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to the completion of the testing phase. Any refinement or modification of the product after the prototype is developed would also require additional capital. At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 2025 and 2024

For the three months ended March 31, 2025 and 2024, we had no revenues and operating expenses of $18,700 and $20,579, respectively. The decrease in operating expenses results primarily from a decrease in professional and consulting fees of $1,300. For the three-month period ended March 31, 2025 we recognized interest expense of $1,233. We had a net loss of $19,933 in 2025, compared to a net loss of $21,826 in 2024. We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

Based on that evaluation, as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of the date of this filing, we have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents.

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

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2025, we have not purchased any equity securities nor have any officers or directors of the Company.

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

NU-MED PLUS, INC.,

(Registrant)

May 22, 2025                                                                                        By: /s/ William Hayde _____

William Hayde, CEO/Principal Executive Officer

May 22, 2025                                                                                         By: /s/Keith L. Merrell

Keith L. Merrell, CFO/Principal Accounting Officer