Form 10-Q
period 2025-06-30
Nu-Med Plus, Inc.
filed 2025-08-11
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Not applicable.

Applicable Only to Corporate Issuers:

Class Outstanding as of August 11, 2025

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2025.

83,548,469 shares of $0.001 par value common stock on August 11, 2025

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2025

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the Form 10-K for the period ended December 31, 2024, accompanying notes, and with the historical financial information of the Company. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

Nu-Med Plus, Inc.

Financial Statements

NU-MED PLUS, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2025 (unaudited)	2024
ASSETS
Current assets
Cash	$ 863	$ 2,373
Prepaid expenses	7,300	7,000
Total current assets	8,163	9,373
Total assets	$ 8,163	$ 9,373

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 55,204	$ 43,040
Accounts payable – related party	86,160	66,710
Note payable	100,000	100,000
Accrued expenses	13,493	14,719
Total current liabilities	254,857	224,469
Long-term liabilities	-	-
Total liabilities	254,857	224,469
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 83,548,469 and 83,548,469 shares issued and outstanding, as of June 30, 2025 and December 31, 2024, respectively.	83,549	83,549
Additional paid-in capital	9,594,687	9,594,687
Accumulated deficit	(9,924,930)	(9,893,332)
Total stockholders' deficit	(246,694)	(215,096)
Total liabilities and stockholders' deficit	$ 8,163	$ 9,373

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative expense	5,469	12,835	11,174	18,819
Rent expense	-	-	-	300
Professional and consulting fees	4,950	3,205	17,945	17,500
Total operating expenses	10,419	16,040	29,119	36,619

Operating Loss	(10,419)	(16,040)	(29,119)	(36,619)

Other income (expense)
Interest expense	(1,246)	(1,247)	(2,479)	(2,493)
Total other income (expense)	(1,246)	(1,247)	(2,479)	(2,493)

Net loss before income tax	(11,665)	(17,287)	(31,598)	(39,112)

Income tax expense	-	-	-	-

Net loss	$(11,665)	$(17,287)	$(31,598)	$(39,112)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	83,548,469	83,548,469	83,548,469	83,548,469

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.

Condensed Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance at January 1, 2025	-	$ -	83,548,469	$ 83,549	$ 9,594,687	$ (9,893,332)	$ (215,096)

Net loss for the three months ended March 31, 2025	-	-	-	-	-	(19,933)	(19,933)

Balance at March 31, 2025	-	-	83,548,469	83,549	9,594,687	(9,913,265)	(235,029)

Net loss for the three months ended June 30, 2025	-	-	-	-	-	(11,665)	(11,665)

Balance at June 30, 2025	-	$ -	83,548,469	$ 83,549	$ 9,594,687	$ (9,924,930)	$ (246,694)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance at January 1, 2024	-	$ -	83,548,469	$ 83,549	$ 9,594,687	$ (9,824,987)	$ (146,751)

Net loss for the three months ended March 31, 2024	-	-	-	-	-	(21,826)	(21,826)
Balance at March 31, 2024	-	-	83,548,469	83,549	9,594,687	(9,846,813)	(168,577)

Net loss for the three months ended June 30, 2024	-	-	-	-	-	(17,287)	(17,287)

Balance at June 30, 2024	-	$ -	83,548,469	$ 83,549	$ 9,594,687	$ (9,864,100)	$ (185,864)

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2025	Six months ended June 30, 2024
Cash flows from operating activities:
Net loss	$(31,598)	$ (39,112)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Prepaid expenses	(300)	(350)
Accounts payable	12,164	2,178
Accounts payable-related party	19,450	21,426
Accrued expense	(1,226)	13,093
Net cash used in operating activities	(1,510)	(2,765)
Cash flows from investing activities:
Net cash provided by investing activities	-	-
Cash flows from financing activities
Net cash provided by financing activities	-	-
Net change in cash	(1,510)	(2,765)
Cash at beginning of period	2,373	6,806
Cash at end of period	$ 863	$ 4,041
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income tax	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

June 30, 2025

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

g. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement. The company included -0- and -0- shares subscribed but unissued in its calculation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024, respectively.

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of June 30, 2025 and 2024 there were -0- and -0-, respectively, potential dilutive shares that needed to be considered as common share equivalents. As of June 30, 2025 and 2024 there were no dilutive shares and the basic and diluted calculation is the same. Had there been dilutive shares they would have been excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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

NOTE 2 - GOING CONCERN

The Company acknowledges that the funds on hand as of June 30, 2025, will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through September 30, 2025. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024

Computer and office equipment	$ 83,893	$ 83,893
Accumulated depreciation	(83,893)	(83,893)
Total Property and Equipment	$ -	$ -

Depreciation expense for the six months ended June 30, 2025 and 2024 was $-0- and $-0-, respectively.

NOTE 4 – NOTE PAYABLE

The Company has a note payable in the amount of $100,000 which has a December 31, 2025 maturity date. The note is payable to YourSpace America, Inc. (“YSA”). William Hayde, the Company’s President/CEO also serves as Chairmen of the Board of YSA.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at June 30, 2025.

NOTE 6 - COMMON STOCK

There are 90,000,000 shares of common stock with a par value of $0.001 authorized. At June 30, 2025 and December 31, 2024, there were 83,548,469 and 83,548,469 shares of common stock issued and outstanding, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company is currently utilizing office space provided by its officers, for which no charge is being made. The Company also has a laboratory, for which no charge is being made.

NOTE 8 – EMPLOYMENT AGREEMENTS

Mr. Hayde and Mr. Merrell have received employment agreements. The agreements provide for no compensation until such time as a major funding event has been finalized, at which time the rate of compensation will be established by the Board of Directors.

NOTE 9 - SUBSEQUENT EVENTS

The Company received, subsequent to June 30, 2025, $14,000 from its officers to pay for operating expenses. Of the total, $12,500 was provided by Mr. Hayde, the President/CEO and $1,500 was provided by Mr. Merrell, the CFO.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606, which establishes a five-step analysis to be followed when determining the recognition of revenue. While the Company is an early-stage company with no revenue, at the time we begin to generate revenue the Company will recognize such revenue in conformity with the guidelines set forth by ASC 606.

Allowance for Doubtful Accounts

Our policy for our allowance for doubtful accounts will be maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board Accounting Codification (ASC) 740: Income Taxes. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

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

1.          Nitric oxide proprietary formulation. Generates nitric oxide gas on demand, eliminating the need for gas cylinders.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2025, we had assets of $8,163 with current assets of $8,163 and liabilities of $254,857. Our current assets consisted primarily of $863 in cash and prepaid expenses in the amount of $7,300. Our working capital deficiency at June 30, 2025 was $246,694. We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward. We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts. Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders. We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization. Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to the completion of the testing phase. Any refinement or modification of the product after the prototype is developed would also require additional capital. At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

Three Month Periods Ended June 30, 2025 and 2024

For the three months ended June 30, 2025 and 2024, we had no revenues and operating expenses of $10,419 and $16,040, respectively. The decrease in operating expenses resulted primarily from a decrease in dues and subscriptions of $5,203. For the three-month period ended June 30, 2025 and 2024 we recognized interest expense of $1,246 and $1,247, respectively. We had a net loss of $11,665 in 2025, compared to a net loss of $17,287 in 2024. We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

Six Month Periods Ended June 30, 2025 and 2024

For the six months ended June 30, 2025 and 2024, we had no revenues and operating expenses of $29,119 and $36,619, respectively. The decrease in operating expenses resulted primarily from decreases in dues and subscriptions of $5,243 and investor relations of $1,349. For the six months ended June 30, 2025 and 2024 we recognized interest expense of $2,479 and $2,493, respectively. We had a net loss of $31,598 in 2025 compared to a net loss of $39,112 in 2024.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Forward-looking Statements

Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that m0anagement’s expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15c or 15d-15e) under the Exchange Act as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on that evaluation, as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not applicable

ITEM 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity policies, standards, processes and practices are based on applicable laws and regulations and informed by industry standards and industry-recognized practices. Our strategy to assess, identify and manage material cybersecurity risks is focused on preserving the confidentiality, security, and availability of our information systems and data. We implement security measures and processes to identify, prevent, and mitigate cybersecurity threats and to effectively respond to cybersecurity incidents when they occur. Our cyber risk management includes: (1) enterprise risk management to identify top cybersecurity risks; (2) vulnerability management to identify software vulnerabilities and risks related to compute infrastructure; (3) vendor risk management to identify risks related to third parties and business partners; (4) privacy risk management to identify privacy risks in our product and platforms and ensure regulatory compliance; and (5) security incident response to investigate, respond to, and mitigate cyber threats. As needed, we will engage third parties to identify risks in our underlying software and infrastructure, to provide threat intelligence, and to assist in triaging, identifying, and responding to cyber threats.

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

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2025, we have not purchased any equity securities nor have any officers or directors of the Company.

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

NU-MED PLUS, INC.,

(Registrant)

August 11, 2025	By: /s/ William Hayde
William Hayde, CEO/Principal Executive Officer

August 11, 2025	By: /s/Keith L. Merrell
Keith L. Merrell, CFO/Principal Accounting Officer