Form 10-Q
period 2025-09-30
Nu-Med Plus, Inc.
filed 2025-11-14
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Not applicable.

Applicable Only to Corporate Issuers:

Class Outstanding as of November 14, 2025

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2025.

83,548,469 shares of $0.001 par value common stock on November 14, 2025

1

2

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2025

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the Form 10-K for the period ended December 31, 2024, accompanying notes, and with the historical financial information of the Company. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

3

Nu-Med Plus, Inc.

Financial Statements

4

NU-MED PLUS, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2025 (unaudited)	2024
ASSETS
Current assets
Cash	$ 1,948	$ 2,373
Prepaid expenses	3,100	7,000
Total current assets	5,048	9,373
Total assets	$ 5,048	$ 9,373

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 47,847	$ 43,040
Accounts payable – related party	477	66,710
Note payable	100,000	100,000
Notes payable – Related parties	100,000	-
Accrued expenses	15,384	14,719
Total current liabilities	263,708	224,469
Long-term liabilities	-	-
Total liabilities	263,708	224,469
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 authorized; 9,000,000 shares of Series A; 1,000,000 shares of Series X; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 90,000,000 authorized; 83,548,469 and 83,548,469 shares issued and outstanding, as of September 30, 2025 and December 31, 2024, respectively.	83,549	83,549
Additional paid-in capital	9,594,687	9,594,687
Accumulated deficit	(9,936,896)	(9,893,332)
Total stockholders' deficit	(258,660)	(215,096)
Total liabilities and stockholders' deficit	$ 5,048	$ 9,373

The accompanying notes are an integral part of these condensed financial statements.

5

NU-MED PLUS, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative expense	5,872	9,467	17,046	28,287
Rent expense	-	-	-	300
Professional and consulting fees	4,203	7,950	22,148	25,450
Total operating expenses	10,075	17,417	39,194	54,037

Operating Loss	(10,075)	(17,417)	(39,194)	(54,037)

Other income (expense)
Interest expense	(1,891)	(1,260)	(4,370)	(3,753)
Total other income (expense)	(1,891)	(1,260)	(4,370)	(3,753)

Net loss before income tax	(11,966)	(18,677)	(43,564)	(57,790)

Income tax expense	-	-	-	-

Net loss	$(11,966)	$(18,677)	$(43,564)	$(57,790)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	83,548,469	83,548,469	83,548,469	83,548,469

The accompanying notes are an integral part of these condensed financial statements.

6

NU-MED PLUS, INC.

Condensed Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance at January 1, 2025	-	$ -	83,548,469	$ 83,549	$ 9,594,687	$ (9,893,332)	$ (215,096)
Net loss for the three months ended March 31, 2025	-	-	-	-	-	(19,933)	(19,933)
Balance at March 31, 2025	-	-	83,548,469	83,549	9,594,687	(9,913,265)	(235,029)
Net loss for the three months ended June 30, 2025	-	-	-	-	-	(11,665)	(11,665)
Balance at June 30, 2025	-	-	83,548,469	83,549	9,594,687	(9,924,930)	(246,694)
Net loss for the three months ended September 30, 2025	-	-		-	-	(11,966)	(11,966)
Balance at September 30, 2025	-	$ -	83,548,469	$ 83,549	$ 9,594,687	$ (9,936,896)	$ (258,660)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance at January 1, 2024	-	$ -	83,548,469	$ 83,549	$ 9,594,687	$ (9,824,987)	$ (146,751)
Net loss for the three months ended March 31, 2024	-	-	-	-	-	(21,826)	(21,826)
Balance at March 31, 2024	-	-	83,548,469	83,549	9,594,687	(9,846,813)	(168,577)
Net loss for the three months ended June 30, 2024	-	-	-	-	-	(17,287)	(17,287)
Balance at June 30, 2024	-	-	83,548,469	83,549	9,594,687	(9,864,100)	(185,864)
Net loss for the three months ended September 30, 2024	-	-	-	-	-	(18,677)	(18,677)
Balance at September 30, 2024	-	$ -	83,548,469	$ 83,549	$ 9,594,687	$ (9,882,777)	$ (204,541)

The accompanying notes are an integral part of these condensed financial statements.

7

Nu-Med Plus, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Cash flows from operating activities:
Net loss	$ (43,564)	$ (57,790)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Prepaid expenses	3,900	3,850
Accounts payable	4,807	11,761
Accounts payable - related party	21,267	28,361
Accrued expense	665	11,053
Net cash used in operating activities	(12,925)	(2,765)
Cash flows from investing activities:
Net cash provided by investing activities	-	-
Cash flows from financing activities
Notes payable - related party	12,500	-
Net cash provided by financing activities	12,500	-
Net change in cash	(425)	(2,765)
Cash at beginning of period	2,373	6,806
Cash at end of period	$ 1,948	$ 4,041
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income tax	$ -	$ -
Accounts payable-related party converted to Note payable – related party	$ 87,500	$ -

The accompanying notes are an integral part of these condensed financial statements.

8

Nu-Med Plus, Inc.

Notes to the Condensed Financial Statements

September 30, 2025

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
9

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

g. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement. The company included -0- and -0- shares subscribed but unissued in its calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024, respectively.

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of September 30, 2025 and 2024 there were -0- and -0-, respectively, potential dilutive shares that needed to be considered as common share equivalents. As of September 30, 2025 and 2024 there were no dilutive shares and the basic and diluted calculation is the same. Had there been dilutive shares they would have been excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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
10

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

NOTE 2 - GOING CONCERN

The Company acknowledges that the funds on hand as of September 30, 2025, will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through November 30, 2025. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024

Computer and office equipment	$ 83,893	$ 83,893
Accumulated depreciation	(83,893)	(83,893)
Total Property and Equipment	$ -	$ -

Depreciation expense for the nine months ended September 30, 2025 and 2024 was $-0- and $-0-, respectively.

NOTE 4 – NOTE PAYABLE

The Company has a note payable in the amount of $100,000 which has a December 31, 2025 maturity date. The note is payable to YourSpace America, Inc. (“YSA”). William Hayde, the Company’s President/CEO also serves as Chairmen of the Board of YSA.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

On August 15, 2025 the Company issued a note payable in the amount of $12,500 to Interim Opportunity Fund LLC, an entity owned by William Hayde, the President/CEO of the Company, for $12,500 which he provided to the company to meet its operating expenses. Also on August 15, 2025, the Company issued a note payable in the amount of $87,500 to Convergence LLC, an entity owned by Keith Merrell, the CFO of the Company. Of this amount $85,682 was converted from accounts payable to related party, with an additional $1,818 in cash being provided the Company. The notes bear interest at 5% per annum and are payable on demand, having no maturity date.

NOTE 6 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. There are two classes of preferred stock: 9,000,000 shares are designated as Series A and contain a conversion feature to convert to shares of common stock. The remaining 1,000,000 shares are designated as Series X, which class has super voting rights and is not convertible into shares of common stock. No preferred shares are issued or outstanding at September 30, 2025.

NOTE 7 - COMMON STOCK

There are 90,000,000 shares of common stock with a par value of $0.001 authorized. At September 30, 2025 and December 31, 2024, there were 83,548,469 and 83,548,469 shares of common stock issued and outstanding, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company is currently utilizing office space provided by its officers, for which no charge is being made. The Company also has a laboratory, for which no charge is being made.
12

NOTE 9 – EMPLOYMENT AGREEMENTS

Mr. Hayde and Mr. Merrell have received employment agreements. The agreements provide for no compensation until such time as a major funding event has been finalized, at which time the rate of compensation will be established by the Board of Directors.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events pursuant to ASC Topic 855 and has determined that there are no events that require disclosure as of the date of issuance.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2025, we had assets of $5,048 with current assets of $5,048 and liabilities of $263,708. Our current assets consisted primarily of $1,948 in cash and prepaid expenses in the amount of $3,100. Our working capital deficiency at September 30, 2025 was $258,660. We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward. We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts. Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders. We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization. Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to the completion of the testing phase. Any refinement or modification of the product after the prototype is developed would also require additional capital. At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

Three Month Periods Ended September 30, 2025 and 2024

For the three months ended September 30, 2025 and 2024, we had no revenues and operating expenses of $10,075 and $17,417, respectively. The decrease in operating expenses resulted primarily from a decrease in professional fees of $7,447. For the three-month period ended September 30, 2025 and 2024 we recognized interest expense of $1,890 and $1,260, respectively. We had a net loss of $11,965 in 2025, compared to a net loss of $18,677 in 2024. We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

Nine Month Periods Ended September 30, 2025 and 2024

For the nine months ended September 30, 2025 and 2024, we had no revenues and operating expenses of $39,194 and $54,037, respectively. The decrease in operating expenses resulted primarily from decreases in dues and subscriptions of $4,893 and professional fees of $7,003. For the nine months ended September 30, 2025 and 2024 we recognized interest expense of $4,370 and $3,753, respectively. We had a net loss of $43,564 in 2025 compared to a net loss of $57,790 in 2024.

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

Based on that evaluation, as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2025, we have not purchased any equity securities nor have any officers or directors of the Company.

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

NU-MED PLUS, INC.,

(Registrant)

November 14, 2025	By: /s/ William Hayde
William Hayde, CEO/Principal Executive Officer

November 14, 2025	By: /s/Keith L. Merrell
Keith L. Merrell, CFO/Principal Accounting Officer

