Form 10-K
period 2025-12-31
Nu-Med Plus, Inc.
filed 2026-04-15
CIK 1543637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: At June 30, 2025, the Company’s last sale price of its stock was $0.0740 resulting in an aggregate market value of our common stock held by non-affiliates of $3,235,074.

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

2

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 15, 2026

Common Stock	83,548,469

Documents incorporated by reference: None

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	27
Signatures		29

4

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

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the over-the-counter bulletin board and OTCQB under the symbol NUMD. The first sale of shares occurred in the third quarter of 2014. The Company’s common stock has traded sporadically and in low volume. Our closing stock price on January 30, 2026 was $0.0142 per share.

At April 9, 2026, the Company had approximately 178 shareholders of record. As of April 9, 2026, the Company had 83,548,469 shares of its Common Stock issued and outstanding.

Transfer Agent

NU-MED’s transfer agent is Equiniti Trust Company LLC, 1110 Centre Point Curve, Suite 101, Mendota Heights, MN 55120; their telephone number is 919-744-2722.

Recent Issuances of Unregistered Securities

None.

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

Liquidity and Capital Resources

At December 31, 2025, we had total assets of $7,911 with current assets of $7,911 and total liabilities of $279,189. Our current assets consisted of cash in the amount of $661. At December 31, 2024, we had assets of $9,373 with current assets of $9,373 and liabilities of $224,469. We currently have sufficient cash to pay ongoing expenses for the next two months, after which we will have to rely on loans from shareholders to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward. We currently have no commitments for the needed capital. Since we will not have a commercial product in the next twelve months, we will have to rely on outside funding to support our operations and product development and testing efforts. Given the financial state of NU-MED, we will not be able to seek traditional bank financing and have to rely on private stock sales and potential loans from investors and shareholders. If we are unable to raise additional capital, we will be forced to suspend operations until such capital can be raised or go out of business. We cannot project the full costs to bring our proposed product to market or the timing of such commercialization. Given that our product is in the medical field, testing is very expensive, and we will need additional capital prior to completing the testing phase. Any refinement or modification of the product after the prototype is developed would also require additional capital. At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

For the year ended December 31, 2025, we had no revenues, operating expenses of $48,955 and interest expense of $7,227, resulting in a net loss of $56,182. This compares to a net loss for the year ended December 31, 2024 of $68,345. Operating expenses in 2025 decreased $14,376 over 2024 due primarily from the reduction of dues and subscriptions by $4,673, filing fees by $2,004, investor relations by $2,941 and professional fees of $2,924. The net loss in 2024 was the result of $63,331 of operating expenses. We anticipate we will have operating losses for the foreseeable future and for the losses to increase as we work to evaluate a potential merger. Additionally, we are preparing patent applications which will require additional capital to pay for outside attorneys and consultants. We will be dependent on outside capital to support operations for the foreseeable future and at this time do not have any commitments for additional capital.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - 2013. Based on this evaluation, our management concluded that, as of December 31, 2025, our internal controls over financial reporting were not effective to provide reasonable assurances based on the above criteria.

The material weaknesses relate to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, the lack of a formal independent oversight audit committee, and the limited size of our management team in general. We are in the process of evaluating methods of improving our internal control over financial reporting, including the possible addition of financial reporting staff and the increased separation of financial reporting responsibility, and intend to implement such steps as are necessary and possible to correct these material weaknesses.

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

Name	Age	Title
William Hayde	61	CEO, Director
Keith Merrell	80	Chief Financial Officer, Director
Jeffrey L. Robins	77	Director

•                                 William Hayde: President/CEO. Mr. Hayde has been a Wall Street veteran for over 30 years, concentrating on investment banking and institutional trading, retiring from that portion of the industry after a long, successful career. Mr. Hayde has been the Managing Director of the Interim Opportunity Fund LLC and its advisor, Waterside Capital Advisors, Inc., since March 2018. During 2013, Mr. Hayde was a co-founder and Executive Vice-President of Intercontinental Beverage Capital, Inc. (“IBC”). IBC is a New York based merchant bank focused specifically on the beverage and consumer packed goods industries. Since January 2011 through March 2018 he served as Registered Vice President of Investment Banking Network 1 Financial Securities, Inc. and has held the following securities licenses: 4, 6, 7, 24, 55, 63 and 79. From 2002 through 2009 he was co-owner of Waterville Investment Research, which also operated the hedge fund Waterville Investment Partners LLP. Mr. Hayde maintains seats on the advisory boards of multiple public and private companies in the consumer and medical industries. From January 1997 through May 2010 he was head of investment banking for Brockington Securities and directed the firm’s underwriting activities, private placements, and initiation of trading of newly listed securities. Mr. Hayde received his B.A. degree from Stony Brook University.

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

•                                 Jeffrey L. Robins: Director. Mr. Robins has 30 years of senior management experience in high technology companies coupled with 15 years of engineering leadership experience. For the past 10 years, Mr. Robins has been a management consultant for his private consulting company Robins Resource Associates. Through his consulting company, Mr. Robins served as COO of Asta Ltd until 2017 Mr. Robins served as VP of Operations at TSCO CO., Inc. until 2006 where he was a member of the Executive Staff with responsibilities for accelerated new product development and operations management. Mr. Robins has extensive global experience, including Operations Senior Director at Fujitsu Microelectronics, where he was responsible for foundry services, product development and two wafer fabrication plants from start up to full production and ultimately having P&L responsibility for a $450 million operation. He was Fabrication Director of Operations at International Rectifier and has held various positions at Intel and AMD. He is a past president of the Oregon Semiconductor Association. Mr. Robins holds a B.S. in Pharmacy from Idaho State University, a B.S. in Political Science from Weber State University and an Engineering Management Certificate from Idaho State University.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last two completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation during such period (as determined at December 31, 2025, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
William Hayde	2025	$ --	--	--	--	--	--	$ --
CEO	2024	--	--	--	--	--	--	--

Jeffrey L. Robins	2025	$ --	--	--	--	--	--	$ --
Director	2024	--	--	--	--	--	--	--

Keith L. Merrell	2025	$ --	--	--	--	--	--	$ --
CFO	2024	--	--	--	--	--	--	--

________________

Mr. Hayde joined the Company as President/CEO in September 2022.

Mr. Robins relinquished his position as President/CEO in September 2022 but continues as a Director.

Mr. Merrell joined the Company in August 2015.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at fiscal year-end 2025 or 2024.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2025 and 2024, there were no stock options or SAR Grants.

Stock Option Exercise

In fiscal 2025 and 2024, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2025 or 2024 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, for attendance at each meeting of the board of directors and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefrom. We did not compensate our directors for service on the Board of Directors during fiscal 2025 or 2004.

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

No such interlocks existed nor were such decisions made during fiscal years 2025 or 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of April 9, 2026, with respect to the beneficial ownership of the Company’s common stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock. At April 9, 2026, there were 83,548,469 shares of common stock outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has selected Fruci & Associates II, PLLC as its independent public accounting firm, effective with the audit of our 2025 financial results. Expected fees to be paid are:

1) Audit Fees - The aggregate fees incurred for professional services rendered by our principal accountant for the audit of our annual financial statements ending December 31, 2024 was $26,250. It is anticipated that professional fees rendered by our principal account for the audit of our financial statements ending December 31, 2025 will be approximately $18,000 and $3,750 for the review of each of our quarterly financial statements during the initial three quarters of 2026.

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
27

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

NU-MED PLUS, INC.

April 15, 2026	By: /s/ William Hayde
William Hayde, CEO, Principal Executive

April 15, 2026	By: /s/ Keith L. Merrell
Keith L. Merrell, CFO/Principal Accounting Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/s/ William Hayde	Director, CEO, President	April 15, 2026
William Hayde

/s/ Jeffrey L. Robins	Director	April 15, 2026
Jeffrey L. Robins

/s/ Keith L. Merrell	Director, CFO	April 15, 2026
Keith L. Merrell

Nu-Med Plus, Inc.

Financial Statements

December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nu-Med Plus, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nu-Med Plus, Inc.(“the Company”) as of December 31, 2025 and 2024, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Fruci & Associates II, PLLC

Fruci & Associates II, PPLC - PCAOB ID #05525

We have served as the Company’s auditor since 2017.

Spokane, Washington

April 15, 2026

NU-MED PLUS, INC.

Balance Sheets

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash	$ 661	$ 2,373
Prepaid expense	7,250	7,000
Total current assets	7,911	9,373
Total assets	$ 7,911	$ 9,373

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 48,203	$ 43,040
Accounts payable – related party	477	66,710
Convertible note payable	100,000	100,000
Notes payable – related party	112,500	-
Accrued expense	18,009	14,719
Total current liabilities	279,189	224,469
Long-term liabilities	-	-
Total liabilities	279,189	224,469
Commitments and contingencies	-	-
Stockholders' deficit
Preferred stock; $0.001 par value per share; 10,000,000 authorized; -0- and -0- shares issued and outstanding, as of December 31, 2025 and 2024, respectively.	-	-
Common stock; $0.001 par value per share; 90,000,000 authorized; 83,548,469 and 83,548,469 shares issued and outstanding, as of December 31, 2025 and 2024, respectively.	83,549	83,549
Additional paid-in capital	9,594,687	9,594,687
Accumulated deficit	(9,949,514)	(9,893,332)
Total stockholders' deficit	(271,278)	(215,096)
Total liabilities and stockholders' deficit	$ 7,911	$ 9,373

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Operations

	Year ended	Year ended
	December 31, 2025	December 31, 2024
Revenue	$ -	$ -

Operating expenses
General and administrative expense	23,115	34,324
Payroll expense	-	-
Rent expense	58	300
Professional and consulting fees	25,782	28,707
Total operating expenses	48,955	63,331

Operating loss	(48,955)	(63,331)

Other income (expense)
Interest expense	(7,227)	(5,014)
Total other income (expense)	(7,227)	(5,014)
Loss before income taxes	(56,182)	(68,345)
Income tax expense	-	-

Net loss	$ (56,182)	$ (68,345)

Basic and diluted earnings per share	$ (0.00)	$ (0.00)
Weighted average common shares outstanding – basic and diluted	83,548,469	83,548,469

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	-	$ -	83,548,469	$ 83,549	$9,594,687	$(9,824,987)	$ (146,751)
Net loss for the year ended December 31, 2024	-	-	-	-	-	(68,345)	(68,345)
Balance, December 31, 2024	-	$ -	83,548,469	$ 83,549	$9,594,687	$(9,893,332)	$ (215,096)
Net loss for the year ended December 31, 2025	-	-	-	-	-	(56,182)	(56,182)
Balance, December 31, 2025	-	$ -	83,548,469	$ 83,549	$ 9,594,687	$(9,949,514)	$(271,278)

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Statements of Cash Flows

	Year ended December 31, 2025	Year ended December 31, 2024
Cash flows from operating activities:
Net income (loss)	$ (56,182)	$ (68,345)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	-	-
Prepaid expenses	(250)	(350)
Accounts payable	5,163	34,951
Related party payables	-	20,592
Accrued expense	3,290	8,719
Net cash used in operating activities	(47,979)	(4,433)

Cash flows from financing activities
Note payable – related party	46,267	-
Net cash provided by financing activities	46,267	-

Cash flows from investing activities	-	-
Net change provided by investing activities	-	-
Net change in cash	(1,712)	(4,433)
Cash at beginning of period	2,373	6,806

Cash at end of period	$ 661	$ 2,373
Supplemental schedule of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Notes payable – related party – accounts payable converted to note	$ 66,233	$ -

The accompanying notes are an integral part of these financial statements.

NU-MED PLUS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2025 and 2024

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

	For the year ended December 31, 2025	For the year ended December 31, 2024

Net loss (numerator)	$ (56,182)	$ (68,345)
Shares (denominator)	83,548,469	83,548,469
Net earnings per share amount - basic	$ (0.00)	$ (0.00)
Shares (denominator)	83,548,469	83,548,469
Net earnings per share amount - diluted	$ (0.00)	$ (0.00)

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of December 31, 2025 and 2024 there were -0- and -0-, respectively, potential dilutive shares that needed to be considered as common share equivalents.

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

j. Segment Reporting

In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”)

2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment’s expenses. The update improves the reportable segment disclosure requirements by requiring all entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”),report other segment items (segment revenue less the significant expenses disclosed and profit or loss) by reportable segment, title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires that if the CODM uses more than one measure of a segment’s net income or loss in assessing segment performance and deciding how to allocate resources, the entity may report one or more of these additional measures. We operate as one operating segment, and therefore one reportable segment. Our determination that we operate as a single operating segment, based on net income/loss, is consistent with the financial information regularly reviewed by our CODM. Our CODM is the Chief Executive Officer.

k. Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024. The guidance is effective on a prospective basis, although retrospective application and early adoption is permitted. The Company adopted this standard effective January 1, 2025.

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

NOTE 3 - GOING CONCERN

The Company has incurred losses since inception, has negative cash flows from operating activities, and an accumulated deficit. The Company anticipates that the funds on hand as of December 31, 2025, will fund its reduced level of operations through approximately April 2026, but will not be sufficient to successfully prosecute its business plan. Funding through the sale of equity capital and short-term related parties and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative costs over the next 12 months will be required. Planned expenditures are approximately $1,250,000 for 2026. These factors raise substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company has begun the process of arranging for additional necessary funding and currently retains consultants for that purpose. Management will adjust any salaries and expenditures based on the need for successful continuous operations. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at December 31, 2025, and December 31, 2024:

	December 31, 2025	December 31, 2024

Computer and office equipment	$ 83,893	$ 83,893
Accumulated depreciation	(83,893)	(83,893)

Total Property and Equipment	$ -	$ -

Depreciation expense for the years ended December 31, 2025 and 2024 was $-0- and $-0-, respectively.

NOTE 5 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. At December 31, 2025 and 2024 there are -0- shares of preferred stock issued and outstanding.

NOTE 6 - COMMON STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 90,000,000 shares of common stock having a par value of $0.001 per share. At December 31, 2025 and 2024 there are 83,548,469 shares of common stock issued and outstanding.

Common Stock Issued to Officers:

The Company issued no shares of restricted common stock to officers and directors in the years ended December 31, 2025 and 2024.

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

NOTE 8- RELATED PARTY TRANSACTIONS

Accounts Payable

A director of the company provided $478 for operating expenses during 2023. An officer of the Company has used his American Express card to pay $463 for operating expenses, which amount is included in accounts payable at December 31, 2025.  The total accounts payable to officers and directors at December 31, 2025 is $941.

Notes Payable

During the years ended December 31, 2025 and 2024 the Chief Financial Officer provided to the Company $33,769 and $20,592, respectively, for the payment of operating expenses, bringing the total funds he has provided the company to $100,000. During the year ended December 31, 2025 the Chief Executive Officer provided to the Company $12,500 for the payment of operating expenses. Total notes payable to officers at December 31, 2025 is $112,500.

The total of both accounts payable and notes payable to officers and directors at December 31, 2025 is $113,441.

Employment Agreements

Mr. Hayde and Mr. Merrell have received employment agreements. The agreements provide for no compensation until such time as a major funding event has been finalized, at which time the rate of compensation will be established by the Board of Directors.

Stock Grant

No stock grants were issued to officers or directors during the years ended December 31, 2025 and 2024.

NOTE 9 - CONVERTIBLE PROMISSORY NOTE

On September 11, 2022 the Board of Directors authorized Mr. Hayde to issue a convertible note in the amount of $100,000 to Your Space, Inc. The note bears interest at the rate of 5% per annum and has a term date of December 31, 2023. The note had an original due date of December 31, 2023. The parties have mutually agreed to extend the due date to July 31, 2026. The Company may pay the principal and accrued interest at any time prior to the due date. The holder of the note may choose to convert the principal and accrued interest of the note at any time to shares of common stock by providing notice of their intent to convert. The conversion rate provides for a 20% discount to the share price established in a liquidity event, such event defined as the trading of the stock on a major stock exchange. The number of shares to be issued upon such conversion is not yet determinable. Should the note be unpaid at the due date the interest rate will increase to 15% per annum, with the interest to be paid monthly, which payment will be $1,250 per month.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and applicable state income tax rates to pretax income from continuing operations for the years ended December 31, 2025 and 2024, due to the following:

	2025	2024

Book Income (Loss)	$(14,326)	$(17,462)
Depreciation	-	-
Shares issued for services	-	-
Meals and entertainment	-	-
Amortization of debt discount	-	-
(Gain) Loss on derivative	-	-

Change in valuation allowance	$14,326	$17,462

Net deferred tax liabilities consist of the following components as of December 31, 2025, and 2024:

2025	2024

Deferred tax assets:
NOL Carryover	$2,281,250	$2,266,924
Deferred tax liabilities
Depreciation	-	-
Valuation allowance	(2,281,250)	(2,266,924)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  If a change in ownership occurs, then net operating loss carryforwards may be limited as to use in future years.  At December 31, 2025, the Company had net operating loss carryforward of approximately $14,673,001 that may be offset against future taxable income from the year 2026 through 2038. The availability of some of the net operating loss will extend into 2039 if not previously utilized. During 2025, the Company evaluated its deferred tax assets and concluded that none of the asset is currently realizable and that a full valuation allowance should be recorded.

Included in the balance at December 31, 2025, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to December 31, 2025, the Chief Executive Officer provided $10,000 and the Chief Financial Officer provided $12,500 to the Company to pay operating expenses. The funds are memorialized in on-demand notes.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no other events that require disclosure as of the date of issuance.

