Form 10-Q
period 2026-03-31
Nu-Med Plus, Inc.
filed 2026-05-14
CIK 1543637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSI
ON
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number
000-54808

NU-MED PLUS, INC
.
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
Yes
☐
No
☒

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (
§
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes
☒
   No
☐

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

Applicable Only to Corporate Issuers:

Class	Outstanding as of May 1 4 , 2026

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of May 1
4
, 2026.

83,548,469 shares of $0.001 par value common stock on May 1
4
, 2026

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.
FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2026

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the Form 10-K for the period ended December 31, 2025, accompanying notes, and with the historical financial information of the Company.  The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

2

Nu-Med Plus, Inc.
Financial Statements

NU-MED PLUS, INC.
Condensed Balance Sheets

	March 31,	December 31,
	2026 (unaudited)	2025
ASSETS
Current assets
Cash	$4,284	$661
Prepaid expenses	2,900	7,250
Total current assets	7,184	7,911
Total assets	$7,184	$7,911

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$43,109	$48,203
Accounts payable – related party	7,996	477
Convertible note payable	100,000	100,000
Notes payable – related party	122,500	112,500
Accrued expenses	20,735	18,009
Total current liabilities	294,340	279,189
Long-term liabilities	-	-
Total liabilities	294,340	279,189
Commitments and contingencies -		-
Stockholders' deficit

Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding	-	-

Common stock; $0.001 par value; 90,000,000 authorized; 83,548,469 and 83,548,469 shares issued and outstanding, as of March 31, 2026 and December 31, 2025, respectively.	83,549	83,549
Additional paid-in capital	9,594,687	9,594,687
Accumulated deficit	(9,965,392)	(9,949,514)
Total stockholders' deficit	(287,156)	(271,278)
Total liabilities and stockholders' deficit	$7,184	$7,911

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.
Condensed Statements of Operations
(Unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025
Revenue	$-	$-

Operating expenses
General and administrative expense	4,832	5,705
Rent expense	400	-
Professional and consulting fees	7,919	12,995
Total operating expenses	13,151	18,700

Operating Loss	(13,151)	(18,700)

Other income (expense)
Interest expense	(2,727)	(1,233)
Total other income (expense)	(2,727)	(1,233)

Income tax expense -	-

Net loss	$(15,878)	$(19,933)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	83,548,469	83,548,469

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC
.
Condensed Statements of Stockholders’ Deficit
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance, January 1, 2026	-	$-	83,548,469	$83,549	$9,594,687	$(9,949,514)	$(271,278)

Net loss for the three months ended March 31, 2026	-	-	-	-	-	(15,878)	(15,878)

Balance, March 31, 2026	-	$-	83,548,469	$83,549	$9,594,687	$(9,965,392)	$(287,156)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance, January 1, 2025	-	$-	83,548,469	$83,549	$9,594,687	$(9,893,332)	$(215,096)

Net loss for the three months ended March 31, 2025	-	-	-	-	-	(19,933)	(19,933)

Balance, March 31, 2025	-	$-	81,548,469	$83,349	$9,594,687	$(9,913,265)	$(235,029)

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March31, 2026	Three months ended March 31, 2025
Cash flows from operating activities:
Net loss	$(15,878)	$(19,933)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Prepaid expenses	4,350	4,200
Accounts payable	(5,094)	(45)
Accounts payable-related party	7,519	10,750
Accrued expense	2,726	5,028
Net cash used in operating activities	(6,377)	-
Cash flows from investing activities:
Net cash provided by investing activities	-	-
Cash flows from financing activities
Net cash provided by financing activities	10,000	-
Net change in cash	3,623	-
Cash at beginning of period	661	2,373
Cash at end of period	$4,284	$2,373
Supplemental schedule of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.
Notes to the Condensed Financial Statements
March 31, 2026
Unaudited

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of Nu-Med Plus, Inc. (the “Company”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of Nu-Med Plus, Inc. for the year ended December 31, 2025 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2026. In particular, the Company’s significant accounting principles were presented as Note 1 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

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

e. Property and Equipment

Property and equipment is stated at cost.  Expenditure for minor repairs, maintenance, and replacement parts which do not increase the useful lives of the assets are charged to expense as incurred. Expenditures, exceeding $500, for new assets that increase the useful life of existing assets are capitalized.  Depreciation is computed using the straight-line method.  The lives over which the property and equipment are depreciated are five to seven years.

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

g. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement. The company included -0- and -0- shares subscribed but unissued in its calculation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025, respectively.

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of March 31, 2026 and 2025 there were -0- and -0-, respectively, potential dilutive shares that needed to be considered as common share equivalents. As of March 31, 2026 and 2025 there were no dilutive shares and the basic and diluted calculation is the same. Had there been dilutive shares they would have been excluded from the calculation for diluted earnings per share as there was a net loss and their inclusion in the calculation would be anti-dilutive.

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

j. Stock-based Compensation

The Company, in accordance with ASC 718,
Compensation – Stock Compensation
, records all share-based payments to employees at the grant-date fair value of the equity instruments issued. In accordance with ASC 718-10-30-9,
Measurement Objective – Fair Value at Grant Date
, the Company uses the closing price of the stock, as quoted by NASDAQ, on the date of the grant. The Company believes this pricing method provides the best estimate of fair the fair value of the consideration given. Compensation cost is recognized over the requisite service period.

k. Segment Reporting

In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07,
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),
which is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment’s expenses. The update improves the reportable segment disclosure requirements by requiring all entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”),report other segment items (segment revenue less the significant expenses disclosed and profit or loss) by reportable segment, title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires that if the CODM uses more than one measure of a segment’s net income or loss in assessing segment performance and deciding how to allocate resources, the entity may report one or more of these additional measures. We operate as one operating segment, and therefore one reportable segment. We manage business activities on a consolidated basis. Our determination that we operate as a single operating segment is consistent with the financial information regularly reviewed by our CODM. Our CODM is the
Chief Executive Officer
.

l. Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 2 - GOING CONCERN

The Company acknowledges that the funds on hand as of March 31, 2026 will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through June 30, 2026. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025

Computer and office equipment	$83,893	$83,893
Accumulated depreciation	(83,893)	(83,893)

Total Property and Equipment	$-	$-

Depreciation expense for the three months ended March 31, 2026 and 2025 was
$-0
- and $-0-, respectively.

NOTE 4 - PREFERRED STOCK

On October 19, 2011, the Company filed Articles of Incorporation with the State of Utah so as to authorize 10,000,000 shares of preferred stock having a par value of $0.001 per share. No preferred shares are issued or outstanding at March 31, 2026.

NOTE 5 - COMMON STOCK

There are 90,000,000 shares of common stock with a par value of $0.001 authorized. At March 31, 2026 and December 31, 2025, there were 83,548,469 and 83,548,469 shares of common stock issued and outstanding, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company is currently utilizing office space provided by its officers, for which no charge is being made. The Company also has a laboratory, for which it pays $100 on a month-to-month basis.

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

Special Note Regarding Forward‑Looking Statements

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

Nitric oxide is an extremely important bio-mediator in the human body that is produced from the amino acid l-arginine. Nitric oxide has anti-inflammatory properties, antibacterial, antiviral and antifungal properties which make it useful in certain medical treatments. At the present time inhaled nitric oxide (INO
)
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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2026, we had assets of $7,184 with current assets of $7,184 and liabilities of $294,340. Our current assets consisted primarily of $4,284 in cash and prepaid expenses in the amount of $2,900. Our working capital deficiency at March 31, 2026 was $286,156. We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Without additional capital, we will not be able to stay in business and move our business plan forward. We anticipate, based on our preliminary budgets, that we will need $300,000 in additional financing for the next twelve months to cover our corporate overhead and need an additional $900,000 to cover ongoing product development. Since we will not have a commercial product in the next twelve months, we will have to continue to rely on outside funding to support our operations and product development and testing efforts. Given the financial state of Nu-Med, we will not be able to seek traditional bank financing and have to rely on private stock sales as well as potential loans from investors and shareholders. We cannot estimate the full costs to bring our proposed product to market or the timing of such commercialization. Given the nature of our product being in the medical field, testing is very expensive and we would need more capital prior to the completion of the testing phase. Any refinement or modification of the product after the prototype is developed would also require additional capital. At this time, we will have to continue to rely on outside capital and a budget that may require adjustment as we move further in the product development phase.

RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 2026 and 2025

For the three months ended March 31, 2026 and 2025, we had no revenues and operating expenses of $13,151 and $18,700, respectively. The decrease in operating expenses results primarily from a decrease in professional and consulting fees of $1,300 For the three-month period ended March 31, 2026 we recognized interest expense of $2,727. We had a net loss of $15,878 in 2026, compared to a net loss of $19,933 in 2025. We do not anticipate any revenue for the foreseeable future as our products are still in the development stage.

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

Based on that evaluation, as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II ‑ OTHER INFORMATION

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

None.

Use of Proceeds of Registered Securities

None.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2026, we have not purchased any equity securities nor have any officers or directors of the Company.

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

NU-MED PLUS, INC.,
(Registrant)

May 1 4 , 2026	By:	/s/ William Hayde
William Hayde, CEO/Principal Executive Officer

May 1 4 , 2026	By:	/s/Keith L. Merrell
Keith L. Merrell, CFO/Principal Accounting Officer

