Form 10-Q
period 2026-06-30
Nu-Med Plus, Inc.
filed 2026-08-14
CIK 1543637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________
Commission File Number:
000-54808
NU-MED PLUS, INC.
(Exact name of registrant as specified in its charter)

Utah	45-3672530
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
640 Belle Terre Rd. 2 E, Port Jefferson,	11777
NY
(Address of principal executive offices)	(Zip Code)
(631) 403-4337
 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
☒
   No
☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes
☒
   No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “
large accelerated filer,
” “
accelerated filer,
”  “
smaller reporting company
” and “
emerging growth company
” in Rule 12b-2 of the Exchange Act.

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
☐
 No
☒
As of August 1
4
, 2026, 83,548,469 shares of the registrant’s common stock were issued and outstanding.

1

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“
Report
”), contains forward-looking statements under federal securities laws. In some cases, you can identify forward-looking statements by the following words: “
believes,
” “
estimates,
” “
expects,
” “
projects,
” “
forecasts,
” “
may,
” “
will,
” “
should,
” “
seeks,
” “
plans,
” “
targets,
” “
scheduled,
” “
anticipates,
” “
soon,
” “
goal,
” “
intends,
” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report, including those factors described under the heading “
Risk Factors
” contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“
SEC
”) on April 15, 2026 (the “
Annual Report
”), and below under “
Risk Factors
” and our other filings with the SEC.
In particular, forward-looking statements include, but are not limited to, statements that are not statements of current or historical facts. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others:
(i) the Company’s inability to implement its business plans, identify and realize additional opportunities, or meet or exceed its financial projections;
(ii) changes in the regulatory or competitive environment in which the Company operates;
(iii) the risk that actual quantities of minerals recovered by the Company, if any, may differ materially from historical estimates, and that there can be no assurance that any minerals will be recovered economically or at all;
(iv) risks related to dilution of the Company’s common stock, including substantial dilution that may result from the conversion of the Company’s outstanding preferred stock into shares of common stock, as well as from future issuances of equity or convertible securities;
(v) the Company’s need for additional financing and the risks associated with obtaining such financing on acceptable terms or at all;
(vi) the ability of the Company to close the transactions contemplated by the Mineral Property Purchase Agreement (defined below) on a timely basis, on the terms previously disclosed, or at all, including conditions to closing required to be met in connection therewith;
(vii) general economic and financial market conditions, including inflation, rising or fluctuating interest rates, and instability in the banking and capital markets;
(viii) tariffs, trade restrictions, trade wars, and other changes in international trade policy, which may affect the cost of equipment, supplies, and services used in the Company’s exploration activities or otherwise affect cross-border operations between the United States and Canada;
(ix) fluctuations in the price of gold and other commodities;
(x) fluctuations in currency exchange rates, including between the U.S. dollar and the Canadian dollar;
(xi) geopolitical instability, armed conflict, or other global events that may disrupt supply chains, capital markets, or the Company’s operations;
2

(xii) the Company’s ability to obtain, maintain, and renew permits, licenses, and other regulatory approvals necessary for its planned exploration and development activities, including compliance with Canadian federal, provincial, and local environmental, and land use, requirements;
(xiii) the Company’s ability to attract and retain qualified management, technical, and geological personnel;
(xiv) the Company’s ability to successfully integrate Avid Gold’s operations, personnel, and properties following the Exchange (defined below);
(xv) the concentration of voting control of the Company’s securities in a small number of holders, including as a result of the Series X Super Voting Preferred Stock and the Voting Agreement;
(xvi) the Company’s reliance on technical reports and preliminary economic assessments prepared by third parties, which may not accurately reflect the quantity or economic viability of any mineral resource;
(xvii) risks related to cybersecurity incidents or other disruptions to the Company’s information technology systems;
(xviii) litigation, claims, or regulatory proceedings that may be brought against the Company;
(xix) the volatility of the market price for, and limited trading market in, the Company’s common stock;
(xx) the Company’s ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
(xxi) the impact of pandemics, epidemics, or other public health emergencies on the Company’s operations or the industries in which it operates;
(xxii) the effects of climate change and related regulatory developments on the Company’s planned exploration and development activities; and
(xxiii) the Company’s ability to obtain stockholder approval of, and complete, a planned reverse stock split, increase in authorized common stock, and redomicile from Utah to Nevada.
Any forward-looking statement in this Report reflects our current views with respect to future events or to our future financial performance and involves known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. All forward-looking statements included herein speak only as of the date of the filing of this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
3

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

NU-MED PLUS, INC.
Condensed Balance Sheets

	June 30,
	2026 (unaudited)	December 31, 2025
ASSETS
Current assets
Cash	$5,409	$661
Prepaid expenses	7,500	7,250
Total current assets	12,909	7,911
Total assets	$12,909	$7,911

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$33,909	$48,203
Accounts payable – related party	477	477
Convertible note payable	100,000	100,000
Notes payable – related party	122,500	112,500
Accrued expenses	23,509	18,009
Total current liabilities	280,395	279,189
Long-term liabilities	-	-
Total liabilities	280,395	279,189
Commitments and contingencies	-	-
Stockholders' deficit

Preferred stock; $0.001 par value; 10,000,000 authorized; no shares issued and outstanding, as of June 30, 2026 and December 31, 2025, respectively.	-	-

Common stock; $0.001 par value; 90,000,000 authorized; 83,548,469 and 83,548,469 shares issued and outstanding, as of June 30, 2026 and December 31, 2025, respectively.	83,549	83,549
Additional paid-in capital	9,594,687	9,594,687
Accumulated deficit	(9,945,722)	(9,949,514)
Total stockholders' deficit	(267,486)	(271,278)
Total liabilities and stockholders' deficit	$12,909	$7,911

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC.
Condensed Statements of Operations
(Unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative expense	8,073	5,469	12,906	11,174
Rent expense	210	-	610	-
Professional and consulting fees	14,273	4,950	22,192	17,945
Total operating expenses	22,556	10,419	35,708	29,119

Operating Loss	(22,556)	(10,419)	(35,708)	(29,119)

Other income (expense)
Other income	45,000	-	45,000
Interest expense	(2,774)	(1,246)	(5,500)	(2,479)
Total other income (expense)	42,226	(1,246)	39,500	(2,479)

Net income (loss) before income tax	19,670	(11,665)	3,792	(31,598)

Income tax expense	-	-	-	-

Net income (loss)	$19,670	$(11,665)	$3,792	$(31,598)

Basic and diluted income (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding - basic and diluted	83,548,469	83,548,469	83,548,469	83,548,469

The accompanying notes are an integral part of these condensed financial statements.

NU-MED PLUS, INC
.
Condensed Statements of Stockholders’ Deficit
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance, January 1, 2026	-	$-	83,548,469	$83,549	$9,594,687	$(9,949,514)	$(271,278)

Net loss for the three months ended March 31, 2026	-	-	-	-	-	(15,878)	(15,878)

Balance, March 31, 2026	-	-	83,548,469	83,549	9,594,687	(9,965,392)	(287,156

Net income for the three months ended June 30, 2026	-	-	-	-	-	19,670	19,670

Balance, June 30, 2026	-	$-	83,548,469	$83,549	$9,594,687	$(9,945,722)	$(267,486)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total
Balance, January 1, 2025	-	$-	83,548,469	$83,549	$9,594,687	$(9,893,332)	$(215,096)

Net loss for the three months ended March 31, 2025	-	-	-	-	-	(19,933)	(19,933)

Balance, March 31, 2025	-	-	83,548,469	83,549	9,594,687	(9,913,265)	(235,029)

Net loss for the three months ended June 30, 2025	-	-	-	-	-	(11,665)	(11,665)

Balance, June 30, 2025	-	$-	81,548,469	$83,549	$9,594,687	$(9,924,930)	$(246,694)

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended June 30, 2026	Six months ended June 30, 2025
Cash flows from operating activities:
Net income (loss)	$3,792	$(31,598)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Prepaid expenses	(250)	(300)
Accounts payable	(14,294)	12,164
Accounts payable-related party	-	19,450
Accrued expense	5,500	(1,226)
Net cash used in operating activities	(5,252)	(1,510)
Cash flows from investing activities:
Net cash provided by investing activities	-	-
Cash flows from financing activities
Net cash provided by financing activities	10,000	-
Net change in cash	4,748	(1,510)
Cash at beginning of period	661	2,373
Cash at end of period	$5,409	$863
Supplemental schedule of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Nu-Med Plus, Inc.
Notes to the Condensed Financial Statements
June 30, 2026
Unaudited

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of Nu-Med Plus, Inc. (the “
Company
”). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Therefore, these statements should be read in conjunction with the most recent annual financial statements of Nu-Med Plus, Inc. for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2026. In particular, the Company’s significant accounting principles were presented as Note 1 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

b. Revenue Recognition

The Financial Accounting Standards Board (“
FASB
”) issued new guidance, Accounting Standards Codification (ASC) 606, for the recognizing and reporting of revenue in contracts with customers. The effective date for implementation for public companies was January 1, 2018.

The guidance established a five-step analysis to be followed when determining the recognition of revenue.

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

f. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC Topic 820 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements), as follows:

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

g. Earnings per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statement. The Company included -0- and -0- shares subscribed but unissued in its calculation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025, respectively.

Diluted earnings per share are computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. As of June 30, 2026 and 2025, there were -0- and -0-, respectively, potential dilutive shares that needed to be considered as common share equivalents. As of June 30, 2026 and 2025 there were no dilutive shares and the basic and diluted calculation is the same. The holder of the convertible note notified the Company that they will not exercise the conversion option and both parties have agreed that the note, with all accrued and unpaid interest, will be repaid on or before October 8, 2026. Had there been dilutive shares they would have been included in the calculation of diluted earnings per share for the three and six month periods ended June 30, 2026 where there was a profit, but excluded from the calculation for diluted earnings per share for the three and six month periods ended June 30, 2025, as there was a net loss and their inclusion in the calculation would be anti-dilutive.

h. Concentrations and Credit Risk

The Company has to date, relied on a small group of investors to fund its operations. If this group becomes unable or unwilling to provide additional funding, the Company may be unable to remain in business or to execute on its business plan.

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
, the Company uses the closing price of the stock, as quoted by OTC Markets, on the date of the grant. The Company believes this pricing method provides the best estimate of the fair value of the consideration given. Compensation cost is recognized over the requisite service period.

k. Segment Reporting

In November 2023, the FASB issued Accounting Standard Update (“
ASU
”) 2023-07,
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“
ASU 2023-07
”),
which is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment’s expenses. The update improves the reportable segment disclosure requirements by requiring all entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“
CODM
”), report other segment items (segment revenue less the significant expenses disclosed and profit or loss) by reportable segment, title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires that if the CODM uses more than one measure of a segment’s net income or loss in assessing segment performance and deciding how to allocate resources, the entity may report one or more of these additional measures. We operate as one operating segment, and therefore one reportable segment. We manage business activities on a consolidated basis. Our determination that we operate as a single operating segment is consistent with the financial information regularly reviewed by our CODM. Our CODM is the
Chief Executive Officer
.

l. Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 2 - GOING CONCERN

The Company acknowledges that the funds on hand as of June 30, 2026 will not be sufficient to enable it to execute its business plan and funding through the sale of equity capital and short-term related party and other shareholder loans in order to meet the planned expenditures for development, operations, and administrative cost over the next 12 months will be required. Planned expenditures are approximately $1,200,000 for the next twelve months. The Company is currently funded through August 31, 2026. If plans to obtain further financing prove to be insufficient to fund operations, continued viability could be at risk. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consisted of the following at June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025

Computer and office equipment	$83,893	$83,893
Accumulated depreciation	(83,893)	(83,893)
Total Property and Equipment	$-	$-

Depreciation expense for the six months ended June 30, 2026 and 2025 was $-0- and $-0-, respectively.

NOTE 4 - PREFERRED STOCK

Series X Super Voting Preferred Stock

On January 25, 2024, the Board of Directors of the Company unanimously adopted resolutions by written consent in lieu of a meeting authorizing the designation and filing of a Certificate of Designation establishing the Series X Super Voting Preferred Stock of the Company (the “
Series X Preferred Stock
”). The Certificate of Designation was filed with the Utah Division of Corporations on April 15, 2024, and corrected on April 17, 2024 (the “
Series X Designation
”). The terms and provisions of the Series X Preferred Stock as set forth in the Series X Designation are set forth below:

•	Designated Shares : A total of 1,000,000 shares were designated as Series X Super Voting Preferred Stock, par value $0.001 per share, out of 10,000,000 shares of authorized preferred stock.

•	Dividends : The holders of Series X Preferred Stock are not entitled to receive dividends or to participate in dividends paid on common stock.

•	Liquidation Preference : None.

•
Voting Rights
:
 Each share of Series X Preferred Stock votes 100 votes per share, voting together with the common stock (and any other generally-voting class) as a single class on all matters, except as otherwise required by law.

•	Conversion Rights : Holders have no right to convert Series X Preferred Stock into common stock. The shares are exempt from any reduction in the event of a future reverse stock split.

•	Redemption : Not redeemable.

Series A Preferred Stock

On February 28, 2024, the Board of Directors of the Company adopted resolutions by unanimous written consent, authorizing the designation of a new series of preferred stock designated as “
Series A Preferred Stock
”. The Certificate of Designation relating thereto was filed with the Utah Division of Corporations on April 26, 2024) (the “
Original Series A Designation
”). The Exchange Agreement required the Company to file an Amended and Restated Certificate of Designation relating to the Series A Preferred Stock, which was filed with the Utah Division of Corporations on June 29, 2026. The material terms of the Series A Preferred Stock are as follows:

•	Designated Shares : Of the Company’s 10,000,000 authorized shares of preferred stock, par value $0.001 per share, 9,000,000 shares are designated as Series A Preferred Stock.

•	Dividends : Holders of Series A Preferred Stock are not entitled to receive dividends, nor to participate in any dividends paid on the Company's common stock.

•	Liquidation Preference : Holders of Series A Preferred Stock are not entitled to any liquidation preference.

•
Voting Rights
:
 Each share of Series A Preferred Stock carries 20 votes per share, limited by the Maximum Percentage (defined below). The Series A Preferred Stock votes together with the common stock (and any other voting class or series) as a single class on all matters, except as otherwise required by law. The voting rights are not adjusted for any reverse stock splits of the Company’s common stock.

•
Conversion Rights
:
 Each share of Series A Preferred Stock is convertible into, or exchangeable for, 20 shares of common stock. The conversion ratio is not subject to adjustment for any future reverse stock split. In accordance with the Amended and Restated Certificate of Designation, each holder is prohibited from converting Series A Preferred Stock into common stock to the extent that such conversion would result in the holder owning more than 4.999% of the Company’s then outstanding common stock (the “
Maximum Percentage
”), which Maximum Percentage may be increased to up to 9.999% upon 61 days written notice from any holder thereof.

•	Redemption : The Series A Preferred Stock is not redeemable.

Except for the Maximum Percentage limitations, the Series A Preferred Stock as amended are identical to the Series A Preferred Stock rights as set forth in the Original Series A Designation.

NOTE 5 - COMMON STOCK

There are 90,000,000 shares of common stock with a par value of $0.001 authorized. At June 30, 2026 and December 31, 2025, there were 83,548,469 and 83,548,469 shares of common stock issued and outstanding, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company is currently utilizing office space provided by its officers, for which no charge is being made. The Company also has a laboratory, for which it pays $110 on a month-to-month basis.

NOTE 7 – EMPLOYMENT AGREEMENTS

Mr. Hayde and Mr. Merrell have received employment agreements. The agreements provide for no compensation until such time as a major funding event has been finalized, at which time the rate of compensation will be established by the Board of Directors.

NOTE 8 – SHARE EXCHANGE AGREEMENT AND MINERAL PROPERTY PURCHASE AGREEMENT

Share Exchange Agreement

On June 29, 2026, the Company entered into a Share Exchange Agreement (the “
Exchange Agreement
”) with Avid Gold Ltd, a private limited company formed under the laws of England and Wales (“
Avid Gold
”), and the shareholders of Avid Gold (the “
Avid Gold Shareholders
”).   Pursuant to the Exchange Agreement, the Avid Gold Shareholders agreed to exchange (the “
Exchange
”) 100% of the ownership of Avid Gold in consideration for (a) 4,500,000 shares of the Series A Preferred Stock of the Company (the “
Series A Preferred Stock
”, see Note 4), issuable to the Avid Gold Shareholders pro-rata with their ownership of Avid Gold (the “
Series A Exchange Shares
”, the rights and preferences of are discussed in greater detail below); and (b) the agreement by the Company to generate the funds required to repay the
$100,000 owed by
the Company

under an outstanding promissory note (the “
Your
Space
Note
”), which is required to be repaid within 90 days of the closing date of the Exchange.   The closing of the transactions contemplated by the Exchange Agreement was subject to customary conditions to closing as described in greater detail in the Exchange Agreement, and had a required closing date of July 8, 2026, unless extended with the mutual approval of all parties, those parties being the Company, Avid Gold and the Avid Gold subsidiaries (the “
Required Closing Date
”).

The Avid Gold Shareholders agreed to assist, at their expense, in the preparation of required post-closing financial statements and related SEC filings. The agreement further provides for repayment of certain outstanding promissory notes of the Company tota
l
ling principal of $122,500 (not including the
Your
S
pace

Note
)
, but including $22,500 owed to the Company’s Chief Executive Officer and $100,000 owed to the Company’s Chief Financial Officer) upon the Company raising at least $1,000,000 following the Closing.   The Avid Gold Shareholders are required to indemnify the Company and its affiliates for losses arising from breaches of the agreement, inaccuracies in representations, pre-closing liabilities, and related matters, subject to a $100,000 indemnification threshold, after which indemnification applies to all losses. Conversely, the Company provided reciprocal indemnification to the Avid Gold Shareholders for breaches by the Company and post-closing matters, also subject to a threshold, with customary exclusions for affiliates of the Avid Gold parties following Closing.

Management’s intent in entering into the Exchange Agreement was to develop new business opportunities in connection with gold exploration and development while maintaining the Company’s existing operations. Management of the Company believes that by bringing Avid Gold under the Company’s umbrella, the Company will be able to diversify its operations and build a portfolio of core assets that can be strategically leveraged in various ways to accelerate the Company’s overall growth. With the Exchange Agreement, there will come an expanded vision for the Company.   Upon the anticipated closing of the Property Purchase Agreement, as discussed in greater detail below, the Company intends to raise new capital and, through Avid Gold’s wholly-owned subsidiary, Maritimes Gold Corp., will aim to potentially increase the mineral resource estimate of in-ground gold at the Properties (defined below).

On
June 26, 2026, the Company, Avid Gold, Maritimes Gold Corp. (“
MGC
”), Maritimes Gold JV Corp. (the “
MGC Subsidiary
”), MegumaGold Corp. (the “
Vendor
”), 1156219 B.C. Limited (“
1156
”) and Crosby Gold Ltd. (“
Crosby Gold
”, and together with 1156 the “
Vendor Subsidiaries
”), entered into a Mineral Property Purchase Agreement (the “
Property Purchase Agreement
”). Pursuant to the Property Purchase Agreement, the Company agreed to acquire six gold mineral properties located in Provinces of Nova Scotia, New Brunswick, and Newfoundland and Labrador (collectively, the “
Properties
”), from the Vendor and the Vendor Subsidiaries in consideration for an aggregate of 500,000 shares of Series A Preferred Stock of the Company (see Note 4), issuable to the Vendor (the “
Series A Property Shares
”) and the assumption of certain liabilities associated with the Properties (the “
Purchase
”).

The Properties consist of mineral claims registered with the relevant provincial authorities in Canada. The Property Purchase Agreement contains customary representations and warranties of the parties, pre-closing covenants of the parties, indemnification rights and confidentiality obligations, customary for transactions of the size and type as the acquisition contemplated by the Property Purchase Agreement, and conditions to closing which include the closing of the Exchange. The Purchase is required to occur prior to the one year anniversary of the Property Purchase Agreement, and is subject to shareholder approval of the Vendor, which shareholder approval may not be received on a timely basis, if at all. The Property Purchase Agreement can be terminated prior to closing with the mutual consent of the parties, or by the Company upon termination of the Exchange Agreement. The Property Purchase Agreement also contains other customary termination rights for the parties, including the right of any party to terminate the Agreement if the transactions contemplated thereby have not been consummated by one year from the date of the Property Purchase Agreement, subject to certain limitations where the terminating party’s breach caused the failure to close. The Agreement may also be terminated by the Company or the Vendor, as applicable, in the event of an uncured material breach by the other party of its representations, warranties, covenants or agreements that would result in the failure of a closing condition, as well as by any party if a final, non-appealable order or injunction permanently restraining or prohibiting the consummation of the transactions contemplated by the Property Purchase Agreement is entered. Upon termination, the Property Purchase Agreement will become void and have no further force or effect, except that a party whose fraud, bad faith, gross negligence or wilful breach resulted in such termination may remain liable for damages incurred by the non-breaching party arising from such conduct.

Pursuant to the terms of the Property Purchase Agreement, the parties established a contingent value protection mechanism with respect to the Series A Property Shares and any shares of common stock issued upon conversion thereof. If, on the third anniversary of the closing date of the transactions contemplated by the Property Purchase Agreement, the Vendor has received aggregate gross cash proceeds of less than USD $3.0 million from qualifying arm’s-length sales of such securities, the Company will be required to issue additional shares of common stock having an aggregate value equal to the difference between USD $3.0 million and the aggregate gross cash proceeds received by the Vendor from such qualifying sales.   The number of any additional shares issuable will be determined by dividing the shortfall amount by the volume weighted average price of the Company’s common stock for the ten trading days immediately preceding the applicable measurement date (the “
True-Up Shares
”). The Company’s obligation to issue additional shares is subject to a cap equal to 10% of its outstanding common stock as of the measurement date and may be further limited by applicable stock exchange rules requiring shareholder approval for additional issuances.   Only bona fide arm’s-length sales to unaffiliated third parties for cash consideration will be counted in determining proceeds received by the Vendor, and certain transfers, including transfers to affiliates, gifts, estate planning transfers, hedging transactions and other transfers of economic interests, will not qualify for purposes of the calculation. The Vendor is required to provide periodic reporting regarding sales and transfers of the securities and maintain records sufficient to permit verification of compliance with the arrangement.   The Vendor is entitled to only a single adjustment determination as of the measurement date, and the rights under the Property Purchase Agreement are personal to the Vendor and are not transferable. In addition, following the Vendor’s disposition of all applicable securities, the Company may elect to satisfy any payment obligation in either cash or shares of common stock.

NOTE 9 - SUBSEQUENT EVENTS

Compensation Shares

On July 7, 2026, the Company issued 225,000 shares of Series A Preferred Stock to the Hayde Trust, which is affiliated with William Hayde, the Company’s Chief Executive Officer and director, 225,000 shares of Series A Preferred Stock to Keith Merrell, Chief Financial Officer and director of the Company, and 50,000 shares of Series A Preferred Stock to Hanover, an entity affiliated with James Hock (collectively, the “
Series A Recipients
”), in consideration for services rendered (the “
Series A Compensation Shares
”).

Consulting Agreements

On July 7, 2026, and effective July 1, 2026, the Company entered into Consulting Agreements with Mr. Keith Merrell and The Interim Opportunity Fund LLC, which is an affiliate of William Hayde, pursuant to which such entity agreed to provide us the services of Mr. Hayde.   The agreements have a term of 24 months and provide for Mr. Hayde to provide services to us as Chairman of the Company and Mr. Merrell to provide services to us as Chief Financial Officer and a director of the Company, and for each consultant to be paid $5,000 per month in cash, to be paid in arrears, which amount is to be accrued until such time, if ever, as the Company has raised $1,000,000 in cash following the effective date. The agreements contain customary indemnification obligations of the Company, confidentiality obligations of the consultants and the individuals. The agreements can be terminated by the mutual approval of the parties, by either party for cause, or upon the end of the term.   The Company may terminate the agreement if, in its reasonable judgment, the consultant engages in gross negligence or wilful misconduct detrimental to the Company, commits fraud, embezzlement, or misappropriation involving the Company’s assets or business, breaches any material covenant or obligation under the agreement, fails to comply with the Company’s written policies, or is convicted of or pleads guilty or nolo contendere to a felony. For terminations based on a contractual breach or policy violation, the Company must first provide written notice describing the alleged default and allow the consultant ten days to cure the breach, if curable, before terminating the agreement. The consultants also have the right to terminate the agreement for cause upon written notice if, in its reasonable judgment, the Company materially breaches the agreement or requests that they perform acts that would violate applicable laws, regulations, or other recognized professional standards. In either case, the Company is entitled to a ten-day opportunity to cure the alleged breach or improper request after receiving written notice before the consultant may terminate the agreement for cause. Upon termination, the Company is required to pay all amounts accrued and due through the termination date, to the extent the Company has raised $1 million as of such date of termination.

Closing of Exchange Agreement

The transactions contemplated by the Exchange Agreement (see Note 8) closed on July 8, 2026, with each condition to closing set forth in the Exchange Agreement either being satisfied or waived by the parties thereto.

Following the closing of the Exchange (the “
Closing
”), the Company is required to prepare and file with the Securities and Exchange Commission (the “
SEC
”) a proxy statement seeking stockholder approval of specified post-closing matters including (a) a reverse stock split of the Company’s outstanding Company common stock in a ratio of 1-for-27; (b) an increase in the Company’s authorized shares of Company common stock from 90,000,000 to 500,000,000; and (c) either separate from, or together with (a) and (b) above, a redomicile of the Company from Utah to Nevada (collectively, the “
Company Shareholder Approval Matters
”). The Company is required to use commercially reasonable efforts to obtain SEC clearance, respond to SEC comments, and promptly mail the proxy statement to stockholders once cleared. The Company must call and hold a stockholders’ meeting promptly following SEC clearance of the proxy statement, and in any event within 50 days thereafter (subject to limited postponements or adjournments) (the “
Required Shareholder Vote
”). The Company’s board of directors is required to unanimously recommend approval of the Company Shareholder Approval Matters and include such recommendation in the proxy statement, and such recommendation may not be withdrawn or modified.

In tandem with the closing of the Exchange Agreement
,
the Company issued 4,500,000 shares of Series A Preferred Stock to the shareholders of Avid Gold. Future conversion of the Series A Preferred Stock may result in substantial dilution to holders of our common stock.

Business Combination
:

Management’s intent in entering into the Exchange Agreement was to develop new business opportunities in connection with gold exploration and development while maintaining the Company’s existing operations. Management of the Company believes that by bringing Avid Gold under the Company’s umbrella, the Company will be able to diversify its operations and build a portfolio of core assets that can be strategically leveraged in various ways to accelerate the Company’s overall growth. At the Closing
,
the Company issued 4,500,000 shares of Series A Preferred Stock in exchange for
100%
of the outstanding shares of Avid Gold in a transaction valued at $82,800.
As an additional part of the transaction, the Company assumed $57,137 in liabilities from Avid Gold. The liabilities assumed consist of accounts payable to third-party geological consultants for work done to preserve mineral licenses. The values stated here are preliminary valuations at the date of this filing based on information currently available and may be subject to change as additional valuation work on the Properties is undertaken and completed.
In addition to receiving 100% of the stock of Avid Gold, the Company entered into a Property Purchase Agreement to acquire six gold mineral properties, subject to the approval of the Property Purchase Agreement  by those companies currently holding those property rights.  On August 10, 2026, approval was given by those parties.  The Properties consist of mineral claims registered with the relevant provincial authorities in Canada.

Registration Rights Agreement

A required condition to the closing of the Exchange Agreement was that the Company enter into the Registration Rights Agreement, which was entered into between the Company and each Avid Gold Shareholder and each of the Series A Recipients effective on July 8, 2026 (the “
Registration Rights Agreement
”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement to register the resale of  the shares of Company common stock issuable upon conversion of the Series A Exchange Shares and Series A Compensation Shares (defined below) (collectively, the “
Registrable Securities
”)  on or before the 30
th
 calendar day after the Required Shareholder Vote, and to use its best efforts to cause such registration statement to be declared effective as promptly as possible thereafter, including using commercially reasonable efforts to cause such registration statement to be declared effective within 60 days from the filing date (or 90 days if the SEC reviews the registration statement). The Company will agree to pay all of the expenses of registration associated with each registration statement filed pursuant to the Registration Rights Agreement. Once effective, the Company agreed to keep the registration statement effective until the earlier of (a) the date that all Registrable Securities covered by such registration statement (i) have been sold, thereunder or pursuant to Rule 144, or (ii) may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144, and (b) three years after the date the initial registration statement is declared effective by the SEC. The Registration Rights Agreement also includes piggyback registration rights which apply for 18 months from the date of the Registration Rights Agreement, which allow the holders of the registration rights to participate in any public offerings of the Company undertaken during that period and/or have their Registrable Securities included in any such future filed registration statement, subject to the terms of the Registration Rights Agreement.  The Registration Rights Agreement includes customary representations, indemnification obligations of each party, and other provisions.

Voting Agreement

Another condition to the closing of the Exchange was that certain affiliated stockholders of the Company were required to enter into a Voting Agreement with certain Avid Gold Shareholder(s). Effective on July 8, 2026, The Hayde Family Revocable Trust dtd 9/21/2001 (the “
Hayde Trust
”), whose trustee is William Hayde, the Company’s Chief Executive Officer and director; Keith Merrell, Chief Financial Officer and director of the Company (and his wife as joint tenants), and Hanover International, Inc. (“
Hanover
”), an entity affiliated with James Hock (collectively, the “
Voting Shareholders
”), entered into a Voting Agreement with the Company and Fred Tejada, an Avid Gold Shareholder, who was appointed as a member of the Board of Directors effective on July 8, 2026 (the “
Voting Agreement
”).

Pursuant to the Voting Agreement, the Voting Shareholders agreed, among other things, to vote all securities of the Company beneficially owned or controlled by them in favor of specified matters related to the transactions contemplated by the Exchange Agreement. Such matters include the election of certain directors designated by Mr. Tejada, increasing the Company’s authorized common stock to 500,000,000 shares, effecting a reverse stock split of the outstanding common stock in a ratio of 1-for-27, redomiciling the Company to the State of Nevada, changing the Company’s name, approving the issuance of shares issuable upon conversion of preferred stock issued in connection with the Exchange Agreement and related transactions, and taking any other actions reasonably necessary or desirable to consummate the transactions contemplated thereby.   The Voting Agreement also provides that the Voting Shareholders will not support or propose actions that would impede or adversely affect the contemplated transactions, will not exercise appraisal or dissenters’ rights with respect to the transactions, and will not transfer or otherwise encumber the subject shares or enter into inconsistent voting arrangements without the prior written consent of Mr. Tejada. In addition, the Voting Shareholders granted an irrevocable proxy to Mr. Tejada to vote their shares in accordance with the Voting Agreement in the event of a failure to do so by such Voting Shareholders. The Voting Agreement will terminate upon the earliest of ten years following execution, the date Mr. Tejada no longer holds any Company securities, the date the applicable Voting Shareholder no longer holds any covered shares, or such earlier date as designated by Mr. Tejada.

Additional Compensation Shares

Effective on July 8, 2026, the Company issued 1,000,000 Series X Preferred Stock shares (see Note 4) to Fred Tejada, an Avid Gold Shareholder, who was appointed as a member of the Board of Directors and as Sr. Vice President and Chief Geologist on the same date, in consideration for services agreed to be rendered (the “
Series X Shares
”).

Board of Directors

On July 7, 2026, Mr. Jeffrey Robins submitted his resignation as a director of the Company. The board appointed Fred Tejada as a member of the Board of Directors to replace Mr. Robins and filed a
Current Report on
Form 8-K with the Securities and Exchange Commission reporting the change of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information

The following discussion should be read in conjunction with the financial statements for the fiscal year ended December 31, 2025 and notes thereto, which the Company filed with the Securities and Exchange Commission (the “
SEC
”) on April 15, 2026 as part of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “
Annual Report
”) and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Annual Report.

Statements made in this “
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
” are subject to forward-looking statements and various risks and should be read in connection with the “
Cautionary Note Regarding Forward-Looking Statements
”, above and “
Risk Factors
”, described below and incorporated by reference into this Report, as described below.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited condensed consolidated financial statements included above under “
Part I – Financial Information
” – “
Item 1. Financial Statements
”.

Unless the context requires otherwise, references to the “
Company,
” “
we,
” “
us,
” “
our,
” “
Nu-Med
”, and “
Nu-Med Plus, Inc.
” refer specifically to Nu-Med Plus, Inc.

In addition, unless the context otherwise requires and for the purposes of this Report only:

“
Exchange Act
” refers to the Securities Exchange Act of 1934, as amended;

“
SEC
” or the “
Commission
” refers to the United States Securities and Exchange Commission; and

“
Securities Act
” refers to the Securities Act of 1933, as amended.

Additional Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at
www.sec.gov
. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report.

Recent Events

A description of recent events affecting the Company are discussed under Note 8 and 9 of the unaudited financial statements of the Company, above.

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

The Company’s accounting policies are more fully described in Note 2 of the audited financial statements in the Annual Report. As discussed in Note 2 to the Annual Report, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual differences could differ from these estimates under different assumptions or conditions. The Company believes that the following addresses the Company’s most critical accounting policies.

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
Business Overview
NU-MED PLUS, INC., a Utah corporation (“
NU-MED
” or the “
Company
”) was incorporated in October 2011 in the state of Utah to develop, manufacture and market new technologies utilizing nitric oxide in the medical device field, primarily through the creation of a nitric oxide generating compound formulation and delivery systems. To date we have developed a hospital nitric oxide delivery system, a clinical nitric oxide delivery system, a mobile rechargeable device to deliver nitric oxide gas, and a nitric oxide system that can be used for research applications. NU-MED is headquartered in Port Jefferson, NY.
Business
On
June 26, 2026, the Company, Avid Gold, Maritimes Gold Corp. (“
MGC
”), Maritimes Gold JV Corp. (the “
MGC Subsidiary
”), MegumaGold Corp. (the “
Vendor
”), 1156219 B.C. Limited (“
1156
”) and Crosby Gold Ltd. (“
Crosby Gold
”, and together with 1156 the “
Vendor Subsidiaries
”), entered into a Mineral Property Purchase Agreement (the “
Property Purchase Agreement
”). Pursuant to the Property Purchase Agreement, the Company agreed to acquire six gold mineral properties located in Provinces of Nova Scotia, New Brunswick, and Newfoundland and Labrador (collectively, the “
Properties
”), from the Vendor and the Vendor Subsidiaries in consideration for an aggregate of 500,000 shares of Series A Preferred Stock of the Company (see Note 4), issuable to the Vendor (the “
Series A Property Shares
”) and the assumption of certain liabilities associated with the Properties (the “
Purchase
”).
One of the requirements to closing the Property Purchase Agreement was the approval by the Vendor of the transactions contemplated by the Property Purchase Agreement, which approval was received on August 10, 2026 (with shareholders holding 84.5% of Vendor’s voting shares voting in approval of such transaction). As a result of such approval, the Company expects to close the transactions contemplated by the Property Purchase Agreement shortly after the filing of this Report.
Management’s intent in entering into the Exchange Agreement was to develop new business opportunities in connection with gold exploration and development while maintaining the Company’s existing operations. Management of the Company believes that by bringing Avid Gold under the Company’s umbrella, the Company will be able to diversify its operations and build a portfolio of core assets that can be strategically leveraged in various ways to accelerate the Company’s overall growth. With the Exchange Agreement, there will come an expanded vision for the Company.   Upon the anticipated closing of the Property Purchase Agreement, as discussed in greater detail below, the Company intends to raise new capital and, through Avid Gold’s wholly-owned subsidiary, Maritimes Gold Corp., will aim to potentially increase the mineral resource estimate of in-ground gold at the Properties.
Liquidity and Capital Resources
At June 30, 2026, we had assets, consisting solely of current assets of $12,909 and liabilities of $280,395. Our current assets consisted primarily of $5,409 in cash and prepaid expenses in the amount of $7,500. Our working capital deficiency at June 30, 2026 was $267,486.
18

On September 11, 2022, the Company issued a convertible note in the amount of $100,000 to Your Space, Inc. The note bears interest at the rate of 5% per annum and had an original due date of December 31, 2023. The holder of the convertible note has notified the Company that it will not exercise the convertible feature of the note and the parties have agreed that the principal and all accrued and unpaid interest will be repaid on or before October 8, 2026.
During the years ended December 31, 2025 and 2024, the Chief Financial Officer provided to the Company $33,769 and $20,592, respectively, for the payment of operating expenses, bringing the total funds he has provided the Company to $100,000. During the year ended December 31, 2025, the Chief Executive Officer provided to the Company $12,500 for the payment of operating expenses. During the six months ended June 30, 2026, the Chief Executive Officer provided to the Company $10,000 for the payment of operating expenses. Total notes payable to officers at June 30, 2026 and December 31, 2025 is $122,500 and $112,500, respectively.
We currently have no revenue and have had to rely on loans from shareholders or sale of our stock to cover expenses. Avid Gold, in exchange for transaction exclusivity, agreed to provide funds to the Company to cover operating expenses. The funds provided will not be repaid to Avid Gold. During the three months ended June 30, 2026, Avid Gold provided $45,000 to the Company, which is recorded as other income in our Statement of Operations.
Results of Operations
Three Month Periods Ended June 30, 2026 and 2025
For the three months ended June 30, 2026 and 2025, we had no revenue and operating expenses of $22,556 and $10,419, respectively. The increase in operating expenses results primarily from an increase in professional and consulting fees of $9,323. For the three-month periods ended June 30, 2026 and 2025, we recognized interest expense of $2,774 and $1,246, respectively. In the three months ended June 30, 2026, we recognized $45,000 of other income which represents a no-shop fee related to the non-binding letter of intent signed with Avid Gold. We had net income of $19,670 in the three months ended June 30, 2026, compared to a net loss of $11,665 for the three months ended June 30, 2025. We do not anticipate any revenue for year ending December 31, 2026.
Six Month Periods Ended June 30, 2026 and 2025
For the six months ended June 30, 2026 and 2025, we had no revenue and operating expenses of $35,708 and $29,119, respectively. The increase in operating expense for the six months ended June 30, 2026 resulted primarily from a $4,247 increase in professional fees and a $1,732 increase in general and administrative expenses. Interest expense of $5,500 and $2,479 was recognized for the six months ended June 30, 2026 and 2025, respectively. In the six months ended June 30, 2026, we recognized other income of $45,000 related to a no-shop fee from a non-binding letter of intent. The Company had net income of $3,792 for the six months ended June 30, 2026 compared to a net loss of $31,598 for the six months ended June 30, 2025.
Cash Flows
We had $5,252 of net cash used in operating activities for the six months ended June 30, 2026, compared to $1,510 of net cash used in operating activities for the six months ended June 30, 2025. Cash used in operating activities for the six months ended June 30, 2026, mainly related to $14,294 of decrease in accounts payable, offset by $3,792 of net income and a $5,500 increase in accrued expenses. For the six months ended June 30, 2025, net cash used in operating activities was mainly due to a net loss of $31,598, offset by $12,164 of accounts payable and, $19,450 of accounts payable – related party.
Off-Balance Sheet Arrangements.
The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.
19

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “
smaller reporting company,
” as defined by Rule 229.10(f)(1).
Item 4. Controls and Procedures.
Disclosure controls and procedures
The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
20

PART II
-
OTHER INFORMATION
Item 1.  Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.
Item 1A.  Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2025, filed with the Commission on April 15, 2026 (the “
Form 10-K
”), under the heading “
Risk Factors
”, except as set forth below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K, under “
Risk Factors
” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial conditions and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.
Our financial statements have been prepared assuming that we will continue as a going concern, and our recurring losses, negative cash flows, and capital needs raise substantial doubt about our ability to continue our operations.
We have incurred recurring losses from operations and have an accumulated deficit of approximately $9,945,722 and negative working capital of $267,486 as of June 30, 2026. Our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2025, expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise substantial additional capital, generate sufficient revenue, and manage our expenses, none of which can be assured.
Our capital needs have increased following the Exchange and our entry into the Property Purchase Agreement. We are obligated to repay $100,000 under the YourSpace Note within 90 days of Closing, and we do not currently have committed sources of financing sufficient to satisfy this and our other short-term obligations. In addition, our obligation to repay an additional $122,500 of related party promissory notes, and our obligation to pay accrued compensation to our Chairman and Chief Financial Officer under their consulting agreements, are contingent on our raising at least $1,000,000 in additional capital, which we have not yet done and may not be able to do. Beyond these near-term obligations, our planned gold exploration and development activities will require substantial additional capital over an extended period, with no assurance of revenue in the near term to offset these costs.
If we are unable to raise additional capital when needed and on acceptable terms, we may be required to delay, scale back, or eliminate our exploration and development plans, curtail or cease our operations, sell assets, or seek protection under applicable bankruptcy or insolvency laws. The inclusion of a going concern qualification in our financial statements may also adversely affect our ability to raise additional capital, obtain financing on favorable terms, maintain our stock exchange or OTC Markets tier listing, or attract and retain key personnel and business partners, any of which could materially and adversely affect our business, financial condition, and the value of your investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
21

We have recently changed our business by acquiring Avid Gold and entering into an agreement to acquire additional mineral properties, and we may not successfully execute this new gold exploration and development business plan.
On July 8, 2026, we completed the acquisition of 100% of the outstanding equity of Avid Gold pursuant to a Share Exchange Agreement, in exchange for 4,500,000 shares of our Series A Preferred Stock. Following the Exchange, we intend, through Avid Gold’s wholly-owned subsidiary Maritimes Gold Corp., to pursue gold exploration and development activities in Canada, in addition to our prior business operations. We have little or no operating history in mineral exploration, and our management may have limited experience operating a business of this nature. Our ability to successfully develop this new line of business depends on numerous factors outside our control, including gold prices, the results of future exploration activities, our ability to raise substantial additional capital, and our ability to attract and retain qualified technical personnel. There can be no assurance that we will be able to successfully integrate Avid Gold’s operations, execute our stated exploration strategy, or that pursuing this new business will not divert management attention and resources away from our historical operations to the detriment of both.
The Mineral Property Purchase Agreement has not yet closed, remains subject to conditions outside of our control (including approval by the seller’s shareholders) and may never close.
In connection with the Exchange, we entered into a Mineral Property Purchase Agreement with Avid Gold, Maritimes Gold Corp., Maritimes Gold JV Corp., MegumaGold Corp., 1156219 B.C. Limited, and Crosby Gold Ltd., pursuant to which we agreed to acquire six gold mineral properties located in Nova Scotia, New Brunswick, and Newfoundland and Labrador in exchange for 500,000 shares of our Series A Preferred Stock and the assumption of certain liabilities. Closing of the Property Purchase Agreement is conditioned on, among other things, approval by the Vendor’s own shareholders, which approval was received on August 10, 2026 (with shareholders holding 84.5% of Vendor’s voting shares voting in approval of such transaction). As a result of such approval, the Company expects to close the transactions contemplated by the Property Purchase Agreement shortly after the filing of this Report. However, notwithstanding such approval, the Property Purchase Agreement may be terminated by the parties under various circumstances, including if closing has not occurred within one year of the agreement’s date. If the Property Purchase Agreement does not close, we may not realize the anticipated benefits of the transaction, including the expanded property portfolio central to our planned exploration strategy, and we will have incurred costs and diverted management attention without a corresponding acquisition.
Our planned mineral exploration and development activities are subject to substantial risks inherent in the mining industry, and existing resource estimates and preliminary economic assessments for the Properties may not accurately predict the existence or commercial viability of any mineral deposit.
Certain of the properties subject to the Property Purchase Agreement, and certain properties held by Avid Gold’s subsidiary, have previously been the subject of NI 43-101 technical reports, and one property has been the subject of a preliminary economic assessment (“
PEA
”). Mineral resource estimates, particularly Inferred estimates, are inherently uncertain and are based on limited and possibly incomplete sampling and geological interpretation; there is no assurance that any indicated or inferred resource will ultimately be reclassified as a proven or probable reserve, or that any resource can be extracted economically. A PEA is preliminary in nature and includes Inferred mineral resources that are considered too speculative to have economic considerations applied to allow for their categorization as mineral reserves; there is no certainty that the results of any PEA will be realized. There can be no assurance that any updated reports will confirm, or will not reduce, the previously reported estimates. Actual gold recovered, operating costs, and capital costs may differ substantially from any estimates, and exploration activities generally involve a high degree of risk with no assurance of commercial success.
22

The issuance of Series A Preferred Stock and Series X Super Voting Preferred Stock has resulted, and future conversion of the Series A Preferred Stock may result, in substantial dilution to holders of our common stock.
In connection with the Exchange and related transactions, we issued 4,500,000 shares of Series A Preferred Stock to the Avid Gold Shareholders and an additional 500,000 shares of Series A Preferred Stock issuable to Series A Recipients and management as compensation, along with 1,000,000 shares of Series X Super Voting Preferred Stock to our newly appointed director. We also agreed to issue 500,000 shares of Series A Preferred Stock upon the closing of the transactions contemplated by the Mineral Property Purchase Agreement. Each share of Series A Preferred Stock is convertible into 20 shares of common stock, subject to a beneficial ownership limitation of 4.999% per holder (increasable to up to 9.999% upon 61 days’ written notice), which conversion rate is not subject to adjustment in connection with a reverse stock split. If fully converted, the Series A Preferred Stock issuable in connection with the Exchange, the Property Purchase Agreement, and management compensation could result in the issuance of up to 110,000,000 shares of common stock, before giving effect to any True-Up Shares described below, representing substantial dilution to our existing stockholders. Because the beneficial ownership limitation applies on a per-holder basis rather than in the aggregate, it does not limit the total number of shares that may ultimately be issued upon conversion by multiple holders, and does not prevent dilution of the economic and voting interests of non-converting stockholders.
We may be required to issue additional True-Up Shares to the Vendor under the Property Purchase Agreement, which would result in further dilution.
The Property Purchase Agreement contains a contingent value protection mechanism pursuant to which, if the Vendor has not received at least $3.0 million in aggregate gross cash proceeds from qualifying arm’s-length sales of its Series A Preferred Stock (or common stock issued upon conversion) by the third anniversary of the closing of the Property Purchase Agreement, we will be required to issue additional shares of common stock to make up the shortfall, based on the volume-weighted average trading price of our common stock over the ten trading days preceding the measurement date. This obligation is capped at 10% of our outstanding common stock as of the measurement date and may be further limited by stock exchange rules requiring shareholder approval for larger issuances, but any such issuance would dilute existing stockholders, and the amount of any required issuance will depend on our stock price at a future date that we cannot predict. A low trading price at the measurement date would increase the number of shares we are required to issue.
A small number of holders, including our newly appointed director, hold a concentrated block of voting power sufficient to control matters submitted to a vote of stockholders, which may limit the ability of other stockholders to influence corporate decisions.
In connection with the Exchange, we issued 1,000,000 shares of Series X Super Voting Preferred Stock, which vote 100 votes per share, to Fred Tejada, a former Avid Gold shareholder who was appointed as a director and as our Senior Vice President and Chief Geologist. As a result of this issuance, together with a Voting Agreement pursuant to which certain of our other affiliated stockholders (including entities affiliated with our Chief Executive Officer, our Chief Financial Officer, and another affiliate) agreed to vote their shares as directed by Mr. Tejada and granted him an irrevocable proxy, Mr. Tejada beneficially controls voting power representing approximately 48% of our outstanding voting shares, and a change of control of the Company occurred upon the closing of the Exchange. This concentration of voting power may allow Mr. Tejada, acting alone or together with the other Voting Agreement parties, to significantly influence or control the outcome of matters requiring stockholder approval, including the election of directors, the proposed reverse stock split, increase in authorized shares, and redomicile to Nevada, and other significant corporate transactions, regardless of how our other stockholders vote. This concentration of control could also discourage transactions that might otherwise benefit our other stockholders, such as a premium acquisition proposal, and may give rise to conflicts of interest between Mr. Tejada and our other stockholders.
23

We have significant related-party arrangements with our officers and directors arising out of the Exchange, which may create actual or perceived conflicts of interest.
In connection with the Exchange, we issued 225,000 shares of Series A Preferred Stock each to an entity affiliated with William Hayde, our Chief Executive Officer and director, and to Keith Merrell, our Chief Financial Officer and director, and 50,000 shares to an entity affiliated with James Hock, as compensation for services rendered. We also entered into 24-month consulting agreements with Mr. Hayde’s affiliated entity and with Mr. Merrell, providing for accrued monthly cash compensation that becomes payable only once we have raised at least $1,000,000 following the Exchange. These arrangements were negotiated by and with our existing management in connection with a transaction that resulted in a change of control of the Company, and were not negotiated by, or subject to approval by, disinterested directors or stockholders. These related-party arrangements, and the fact that certain payment obligations to our officers are contingent on our successfully raising capital, may create incentives that are not aligned with the interests of our other stockholders.
We have not yet filed, but are required to file, audited financial statements of Avid Gold and related pro forma financial information, and investors currently lack material historical financial information about the acquired business.
Under
Item 9.01
of Form 8-K, we are required to file audited financial statements of Avid Gold and pro forma financial information reflecting the Exchange no later than 71 calendar days following the date the Form 8-K reporting the Closing was required to be filed. As of the date of this report, such financial statements have not yet been filed. Until such financial statements are available, investors do not have access to historical financial information necessary to fully evaluate Avid Gold’s financial condition, results of operations, and the pro forma effect of the Exchange on our Company, which may make an investment in our securities more difficult to evaluate.
We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future.
We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock. The trading price of our common stock could also be affected by:

●	“ short squeezes ”;
●	comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;
●	large stockholders exiting their position in our securities or an increase or decrease in the short interest in our securities;
●	actual or anticipated fluctuations in our financial and operating results;
●	the recruitment or departure of key personnel;
●	actual or anticipated changes in estimates as to financial results, operational timelines or recommendations by securities analysts;
●	the timing and outcome of our business plan;
●	significant lawsuits or stockholder litigation;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	general economic, political, and market conditions and overall fluctuations in the financial markets in the U.S. and abroad; and
●	investors’ general perception of us and our business.
Our common stock is quoted on the OTCQB under the symbol “
NUMD
”. Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Additionally, general economic, political and market conditions, such as recessions, inflation, war, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock. You should exercise caution before making an investment in us.
24

Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. Broad market fluctuations may adversely affect the trading price of our securities. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock.
Additionally, as a result of the illiquidity of our common stock, investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time. Such illiquidity could have an adverse effect on the market price of our common stock. In addition, a shareholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market. An active trading market for our common stock may not develop or, if one develops, may not be sustained.
In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.
We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing stockholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.
We have not paid any cash dividends in the past and have no plans to issue cash dividends in the future, which could cause the value of our common stock to have a lower value than other similar companies which do pay cash dividends.
We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have historically paid cash dividends in the past.
25

Our common stock is considered a “
penny stock
” under SEC rules and it may be more difficult to resell securities classified as a “
penny stock.
”
Our common stock is a “
penny stock
” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we maintain a per-share price above $5.00 (or obtain a listing on a national securities exchange), our common stock will continue to be a “
penny stock.
” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “
established customers
” or “
accredited investors.
” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.
Legal remedies available to an investor in “
penny stocks
” may include the following:

●
If a “
penny stock
” is sold to the investor in violation of the requirements listed above, or other Federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “ penny stock ” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.
These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.
Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due to, among other reasons, the increased financial risk generally associated with these investments.
For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “
penny stock
” in the future.
Our ability to grow and compete in the future will be adversely affected if adequate capital is not available.
The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. Our cash flow from operations, if any, may not be sufficient or we may not be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, adequate capital may not be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.
26

If we are unable to manage future growth effectively, our revenues and liquidity could be adversely affected.
Our ability to achieve our desired growth depends on our execution in functional areas such as management, sales and marketing, finance and general administration and operations. To manage any future growth, we must continue to improve our operational and financial processes and systems and expand, train and manage our employee base and control associated costs. Our efforts to grow our business, both in terms of size and in diversity of customer bases served, will require rapid expansion in certain functional areas and put a significant strain on our resources. We may incur significant expenses as we attempt to scale our resources and make investments in our business that we believe are necessary to achieve long-term growth goals. If we are unable to manage our growth effectively, our expenses could increase without a proportionate increase in revenue, our margins could decrease, and our business and results of operations could be adversely affected.
If we make any acquisitions, they may disrupt or have a negative impact on our business.
If we make acquisitions in the future, funding permitting, which may not be available on favorable terms, if at all, we could have difficulty integrating the acquired company’s assets, personnel and operations with our own. We do not anticipate that any acquisitions or mergers we may enter into in the future would result in a change of control of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired products, services or operations;
●	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
●	difficulties in maintaining uniform standards, controls, procedures and policies;
●	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;
●	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;
●	the effect of any government regulations which relate to the business acquired;
●
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or operations, or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition; and

●	potential expenses under the labor, environmental and other laws of various jurisdictions.
Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses, and adversely affect our results of operations.
27

We incur ongoing costs and expenses for SEC reporting and compliance and without sufficient revenues, we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.
In order for us to remain in compliance with our on-going reporting requirements, we may require additional capital and/or future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources or require us to obtain additional capital through the sale of equity or debt. If we are unable to further capitalize the Company or generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all. There are ongoing costs and expenses for SEC reporting, including the general bookkeeping and accounting costs for the preparation of the financial quarterly (Form 10-Qs) and annual filings (Form 10-Ks), and auditor’s fees. Further, there are processing costs in preparing and converting documents and disclosures through the EDGAR filing system, including certain costs for the XBRL that are required as part of the EDGAR filing.
If persons engage in short sales of our common stock, the price of our common stock may decline.
Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. In addition, holders of options and warrants will sometimes sell short knowing they can, in effect, cover through the exercise of an option or warrant, thus locking in a profit. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Stockholders could, therefore, experience a decline in the value of their investment as a result of short sales of our common stock.
Global economic conditions could materially adversely affect our business, results of operations, financial condition and growth.
Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could materially adversely affect our operations, expenses, and access to capital. In addition, uncertainty about, or a decline in, global or regional economic conditions could have a significant impact on our expected funding sources and partners. A downturn in the economic environment could also lead to limitations on our ability to issue new debt; and reduced liquidity. These and other economic factors could materially adversely affect our business, results of operations, financial condition and growth.
We may be adversely affected by climate change or by legal, regulatory or market responses to such change.
The long-term effects of climate change are difficult to predict; however, such effects may be widespread. Impacts from climate change may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects of climate change could increase the cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to undertake our business plan and costs and expenses. Climate change could also lead to increased costs as a result of physical damage to or destruction of our facilities, equipment and business interruption due to weather events that may be attributable to climate change. These events and impacts could materially adversely affect our business operations, financial position or results of operation.
We might be adversely impacted by changes in accounting standards.
Our consolidated financial statements are subject to the application of Generally Accepted Accounting Principles (GAAP), which periodically is revised or reinterpreted. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC. It is possible that future accounting standards may require changes to the accounting treatment in our consolidated financial statements and may require us to make significant changes to our financial systems. Such changes might have a materially adverse impact on our financial position or results of operations.
28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2026 that have not previously been disclosed in a Current Report on Form 8-K.
Use of Proceeds From Sale of Registered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosure
Not applicable.
Item 5.  Other Information.
(c)
Rule 10b5-1(c) Trading Plans.
 Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “
non-Rule 10b5-1 trading arrangement.
”
29

Item 6.  Exhibits

Exhibit		Filed/ Furnished	Incorporated By Reference
Number	Description of Exhibit	Herewith	Form	Exhibit	Filing Date	File Number
2.1+	Share Exchange Agreement dated June 29, 2026, by and among Nu-Med Plus, Inc.; Avid Gold Ltd; and the Shareholders of Avid Gold Ltd.		8-K	2.1	6/30/2026	000-54808
3.1	Certificate of Designation of Series X Super Voting Preferred Stock, Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such Series of Preferred Stock of Nu-Med Plus, Inc., as filed with the State of Utah, Division of Corporations and Commercial Code on April 17, 2024 (as corrected)		8-K	3.1	6/30/2026	000-54808
3.2	Certificate of Designation of Series A Preferred Stock, Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such Series of Preferred Stock of Nu-Med Plus, Inc., as filed with the State of Utah, Division of Corporations and Commercial Code on April 26, 2024		8-K	3.2	6/30/2026	000-54808
3.3	Amendment to Certificate of Designation of Series A Preferred Stock, Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such Series of Preferred Stock of Nu-Med Plus, Inc., as filed with the State of Utah, Division of Corporations and Commercial Code on June 26, 2026		8-K	3.3	7/10/2026	000-54808
10.1£	Mineral Property Purchase Agreement dated June 26, 2026, by and between Nu-Med Plus, Inc., Avid Gold Ltd, Maritimes Gold Corp., Maritimes Gold JV Corp., MegumaGold Corp., 1156219 B.C. Limited and Crosby Gold Ltd.		8-K	10.1	6/30/2026	000-54808
10.2	Form of Registration Rights Agreement effective July 8, 2026, by and between Nu-Med Plus, Inc. and each of the Series A Preferred Stock holders party thereto		8-K	10.2	7/10/2026	000-54808
10.3	Voting Agreement effective July 8, 2026, by and between The Hayde Family Revocable Trust dtd 9/21/2001; Keith Merrell (and his wife as joint tenants); Hanover International, Inc. and Fred Tejada		8-K	10.3	7/10/2026	000-54808
10.4†	Consulting Agreement dated July 1, 2026, between Nu-Med Plus, Inc. and The Interim Opportunity Fund LLC, and William Hayde		8-K	10.4	7/10/2026	000-54808
10.5†	Consulting Agreement dated July 1, 2026, between Nu-Med Plus, Inc. and Keith Merrell		8-K	10.5	7/10/2026	000-54808
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	[X]
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	[X]
32.1**	Certification of Principal Officer Pursuant and Principal Financial Officer to Section 906 of the Sarbanes-Oxley Act	[X]
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	[X]
101.SCH*	XBRL Taxonomy Extension Schema Document	[X]
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	[X]
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	[X]
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	[X]
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	[X]
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set	[X]
* Filed herewith.
** Furnished herewith.
+ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Nu-Med Plus, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.
 £ Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“
[***]
”) because the identified confidential portions are both (i) not material and (ii) the type of information that Nu-Med Plus, Inc. treats as private or confidential.
† Exhibit constitutes a management contract or compensatory plan or agreement.
30

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU-MED PLUS, INC.,
(Registrant)

August 14, 2026	By:	/s/ William Hayde
William Hayde, Chief Executive Officer (Principal Executive Officer)

August 14, 2026	By:	/s/Keith L. Merrell
Keith L. Merrell, Chief Financial Officer (Principal Financial/Accounting Officer)
31